Form 10-K/A
period 2025-01-31
STREAMLINE HEALTH SOLUTIONS INC.
filed 2025-05-30
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 2”) amends the annual report on Form 10-K of Streamline Health Solutions, Inc., a Delaware corporation (the “Company”), for the fiscal year ended January 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2025 (the “Original Form 10-K”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on May 27, 2025 (“Amendment No. 1” and, together with the Original Form 10-K, the “Form 10-K”). This Amendment No. 2 is being filed for the primary purpose of including the information required by Items 10 through 14 of Part III of the Form 10-K. This Amendment No. 2 consists solely of the preceding cover page, this explanatory note, Part III, Items 10, 11, 12, 13 and 14, Part IV, Item 15 list of exhibits, the signature page and new certifications by the Company’s principal executive officers and principal financial officer which are filed as exhibits (in Exhibits 31.1 and 31.2) to this Amendment No. 2.

In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, amended (“the Exchange Act”), Part III, Items 10 through 14, and Part IV, Item 15 of the Original Form 10-K are hereby amended and restated in their entirety. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to Rule 12b-15 and Rule 13a-14(a) under the Exchange Act, this Amendment No. 2 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

The Form 10-K continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred after the original filing other than as expressly indicated in this Amendment No. 2. Except as set forth in the preceding paragraph of this Explanatory Note, this Amendment No. 2 does not amend, modify, or otherwise update any financial or other information in or on exhibits filed with the Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Form 10-K and our other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names, ages, and positions held by our directors as of May 30, 2025, are set forth below.

Name	Age	Position
Wyche T. “Tee” Green, III	54	Executive Chairman, Director
Matthew W. Etheridge	52	Director
Justin J. Ferayorni	51	Director
Kenan H. Lucas	40	Director
Jonathan R. Phillips	52	Director
Judith E. Starkey	74	Director
Benjamin L. Stilwill	36	Chief Executive Officer, Director

Wyche T. “Tee” Green, III, age 54, has served as our Executive Chairman since October 2023, has served on our board of directors since August 2018 and has served as Chairman of our board of directors since January 2019. Mr. Green previously served as our President and Chief Executive Officer from October 2019 to October 2023. Mr. Green has served as Chairman and Chief Executive Officer of 121G, LLC, an investment company that he founded, since 2013. Mr. Green previously served as Executive Director of Greenway Health, f/k/a Greenway Medical Technologies, Inc., an electronic health record and practice management based in Carrollton, Georgia, which he co-founded, from 2001 to May 2018. Mr. Green served as Chief Executive Officer of Greenway Health from 2010 to April 2016 and was responsible for leading the company’s strategic direction while managing the sales, marketing and business development teams. Mr. Green currently serves on the Board of Directors of Elligo Health Research, Wellbox Inc., and ReferralPoint. Mr. Green received a bachelor’s degree in business administration management from Auburn University. Mr. Green is well-qualified to serve on our board of directors. He brings his experience as a software executive, his knowledge of our industry and his ability to bring perspective to the board of directors.

Matthew W. Etheridge, age 52, has served on our board of directors since February 2024 and is a private investor with over 20 years of investment management experience, with a primary focus on healthcare services and information technology. Previously, Mr. Etheridge was a Managing Partner of Perry Capital LLC, a private investment management firm, where he was Co-Portfolio Manager of the firm’s healthcare group, which managed public and private investments in healthcare and other industries. Prior to joining Perry Capital in 2001, Mr. Etheridge was an investment analyst for Stanford Management Company, the investment manager of Stanford University’s endowment. Prior to joining Stanford Management in 1997, Mr. Etheridge was a consultant with McKinsey & Company. Mr. Etheridge received his J.D. from Stanford Law School and his A.B. in Economics from Stanford University. Mr. Etheridge currently serves on the boards of Lightbeam Health Solutions, Conversio Health, and Healthmine. He previously served on the boards of Universal American Corp (NYSE: UAM), naviHealth, and S.A.C. Re. Mr. Etheridge’s demonstrated track record of supporting leading healthcare technology businesses and wide-ranging experience will add significant value to our board of directors.

Justin J. Ferayorni, age 51, has served on our board of directors since December 2019. Mr. Ferayorni is the Founder and Chief Investment Officer of Tamarack Advisers, LP which operates Tamarack Global Healthcare Funds, an SEC registered hedge fund family focused on investing in healthcare related equities. Mr. Ferayorni has operated directly and indirectly in the financial and capital markets for over 25 years through experience in investment banking and investment management. Mr. Ferayorni served in several positions across the financial services industry focused on analyzing companies within the healthcare industry, including positions as a healthcare analyst and portfolio manager. In addition, Mr. Ferayorni was previously employed with Robertson Stephens & Co., where he worked on both corporate finance and mergers and acquisitions transactions. Mr. Ferayorni is experienced in fundamental financial analysis, corporate decision making, and accounting principles. Mr. Ferayorni received his CFA designation in September 2000. Mr. Ferayorni previously served as an independent director for Reality Shares ETF Trust. Mr. Ferayorni’s experiences within the healthcare sector and capital markets broadly allow him to provide our board of directors with valuable insights and analysis for industry-specific strategic and financial developments.

Kenan H. Lucas, age 40, has served on our board of directors since January 2018. Mr. Lucas joined Harbert Management Corporation in August 2014 where he served as the Managing Director and Portfolio Manager of Harbert Discovery Fund, which invests in small, publicly traded companies. In April 2025, Mr. Lucas became Senior Advisor to the Harbert Discovery Fund. Currently, Mr. Lucas is the CEO of Rally Point IT, an IT Services company. Mr. Lucas previously served on the board of directors of Qumu Corporation (Nasdaq: QUMU), a provider of tools to create, manage, secure, distribute, and measure the success of live and on demand video for the enterprise. Qumu Corporation was acquired in February 2023. Previously, Mr. Lucas worked at Swander Pace Capital, a middle-market private equity firm. At Swander Pace, he closed a number of acquisitions and re-financings, evaluated investment opportunities, and monitored portfolio companies, advising them on strategy, growth initiatives, acquisition opportunities, and corporate financing options. Prior to Swander Pace, Mr. Lucas was at Cowen and Company, a middle-market investment bank, where he advised companies on sell-side transactions and strategic alternatives. Mr. Lucas earned an MBA from the Darden School of Business at the University of Virginia, where he received the Faculty Award for Academic Excellence. Mr. Lucas has a BA in Economics, magna cum laude, from Vanderbilt University. Mr. Lucas’s investment management experience allows him to provide our board of directors with valuable insights and analysis in equity capital markets, evaluating financing options, assessing corporate strategy, and considering other strategic alternatives. He also contributes to the board of directors through his perspective as one of the Company’s largest stockholders.

Jonathan R. Phillips, age 52, has served on our board of directors since May 2005 and previously served as Chairman of our board of directors from May 2009 to January 2019. Mr. Phillips has served as Managing Director and Head of Private Equity at First Trust Portfolios, a diversified asset management firm headquartered in Wheaton, Illinois, since November 2016. Mr. Phillips is also the founder and Managing Partner of First Health Capital Partners, LLC, a healthcare technology and services investment firm founded in January 2016. In 2005, Mr. Phillips founded Healthcare Growth Partners, a provider of strategic and financial advisory services to healthcare technology companies, and served as its Managing Director until November 2016. Prior to founding Healthcare Growth Partners, Mr. Phillips was a member of the Healthcare Investment Banking Group at William Blair and Company, LLC, an investment banking firm. Prior to William Blair, he served in various roles in the healthcare practice of Deloitte Consulting. From 2007 until immediately prior to its acquisition by Merge Healthcare Incorporated (Nasdaq: MRGE) in 2011, Mr. Phillips was a director of Ophthalmic Imaging Systems, Inc., a public company that provided software and technology for ophthalmology practices, where he served on the audit, compensation, and nominating committees and chaired the special committee. Mr. Phillips also serves as a director for several private companies. Mr. Phillips currently serves on the Rush University Medical Center Associates board, and the board of Trustees of DePauw University. Mr. Phillips is a securities principal having completed the Series 24, 7 and 63 exams. Mr. Phillips earned his MBA in Finance, Marketing and Health Services Management from the J. L. Kellogg School of Management, Northwestern University, and his BA in Economics and Management from DePauw University. Mr. Phillips is well-qualified to serve on our board of directors. He brings a wealth of industry knowledge and experience to the board of directors as a private equity investor managing a portfolio of over 100 investments, including over 50 healthcare investments. During his career, Mr. Phillips has completed over 115 transactions involving healthcare companies, which transactions had an aggregate value of over $2.5 billion. He also has completed over 40 strategic advisory engagements for healthcare technology and services companies. These experiences within the healthcare sector allow Mr. Phillips to provide our board of directors with valuable insights and analysis as to strategic and financial developments within the industry and potential opportunities and consequences such developments create for us.

Judith E. Starkey, age 74, has served on our board of directors since September 2014. Ms. Starkey is the Founder and former Chairperson of Chamberlin Edmonds & Associates, which she launched in 1986 and was acquired by Emdeon in 2010. Chamberlin Edmonds, now Change Healthcare, is a leading provider of patient eligibility and enrollment services to hospitals, government agencies and managed care organizations. Since 2010, Ms. Starkey has been a self-employed entrepreneur, speaker and author. Ms. Starkey began her career in health service management, medical cost control and government systems with the Social Security Administration. While employed by the government, Ms. Starkey designed a management system that enabled states to comply with federal and state regulations. She also designed and implemented a process that reduced the cost of administering the Social Security Disability Insurance Benefits program by several million dollars. Ms. Starkey is an oft-honored expert in her field and is an advanced member of the Healthcare Financial Management Association, has delivered Congressional testimony and presents at national/state forums of healthcare professionals. She currently serves on the board of The Johns Hopkins Berman Institute of Bioethics. Ms. Starkey received her BS degree in Psychology from Spring Hill College and her MS in Psychology from Georgia State University. Ms. Starkey’s experience as an entrepreneur and executive in the healthcare information technology industry provides our board of directors with important insight in growing and managing our business. Further, her experience in government provides the board of directors with an important understanding of the regulatory environment for our Company.

Benjamin L. Stilwill, age 36, has served as our Chief Executive Officer since October 2023 and has served on our board of directors since February 2024. Mr. Stilwill previously served as our President from October 2022 to October 2023. Prior to that, Mr. Stilwill served as President and CEO of eValuator Solutions from February 2022 to October 2022 and as Senior Vice President, Client Success from March 2020 to February 2022. From 2013 to 2020, Mr. Stilwill held various roles with the Company in Finance, Corporate Development, IT Infrastructure and Sales. Prior to joining the Company, Mr. Stilwill worked as a Financial Analyst in the Mergers and Acquisitions practice of BMO Capital Markets. Mr. Stilwill has a Bachelor of Arts degree in Economics from DePauw University and an Executive MBA from Villanova University. Mr. Stilwill’s leadership within the Company has enabled us to provide significant value to our clients and his perspective will provide tremendous value to our board of directors moving forward.

Executive Officers

The names, ages, and positions held by our executive officers as of May 30, 2025, are set forth below. All of our current executive officers hold office until their successors are elected and qualified or until any removal or resignation. Our executive officers are elected by the board of directors and serve at the discretion of the board of directors. For more information about Wyche T. “Tee” Green III, Executive Chairman, and Benjamin L. Stilwill, Chief Executive Officer, please see “Directors” in this Amendment No. 2.

Name	Age	Position	First Appointed as Executive Officer
Wyche T. “Tee” Green, III(1)	53	Executive Chairman	2019
Benjamin L. Stilwill(2)	36	Chief Executive Officer	2022
Bryant J. Reeves, III(3)	49	Chief Financial Officer	2023
Wendy L. Lovvorn	52	Chief People Officer	2021

(1)	Mr. Green was appointed Executive Chairman of the Company in October 2023.
(2)	Mr. Stilwill was appointed Chief Executive Officer of the Company in October 2023.
(3)

Mr. Reeves was appointed as Interim Chief Financial Officer of the Company in October 2023 and was designated an executive officer at that time. Mr. Reeves was appointed Chief Financial Officer of the Company in April 2024.

Bryant J. Reeves, III, age 49, has served as Chief Financial Officer since April 2024. Prior to that, Mr. Reeves served as Interim Chief Financial Officer of the Company from October 2023 to April 2024 and as the Company’s Chief of Staff from December 2022 to October 2023. Mr. Reeves previously served in corporate accounting and financial reporting management roles with the Company, including as the Director of Financial Planning and Analysis from October 2021 to December 2022 and as Director of Revenue from July 2020 to October 2021. Prior to joining the Company, Mr. Reeves held various senior finance and accounting roles with Agilysys, Inc., a publicly traded hospitality software solution developer, from June 2013 to July 2020.

Wendy L. Lovvorn, age 52, has served as our Chief People Officer since March 2021. Prior to joining the Company, Ms. Lovvorn served in various roles in the human resources department at Southwire Company from March 2014 to March 2021, including as Vice President of Human Resources, Shared Services from July 2017 to March 2021. Prior to that, Ms. Lovvorn served in human capital leadership roles with Greenway Medical Technologies from March 2001 to March 2014. Ms. Lovvorn holds a bachelor’s degree from the University of West Georgia as well as a Senior Professional in Human Resources certification (SPHR).

Corporate Governance

We have established corporate governance practices designed to serve the best interests of our company and our stockholders. We are in compliance with the current corporate governance requirements imposed by the rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market (“Nasdaq”). Set forth below is information regarding the meetings of the board of directors during fiscal 2024, a description of the board of directors’ standing committees and additional information about our corporate governance policies and procedures.

Board of Directors Meetings and Committees

The board of directors met eight times during fiscal year 2024. Standing committees of the board of directors currently include the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee.

Under our bylaws, director nominations may be brought at an Annual Meeting of Stockholders only by or at the direction of the board of directors or by a stockholder entitled to vote who has submitted a nomination in accordance with the requirements of the bylaws as in effect from time to time.

In fiscal year 2024, each incumbent director attended at least 75% of the meetings of our board of directors and of the committees of the board of directors on which he or she served.

The roles of Chairman of the board of directors and Chief Executive Officer (CEO) are currently separated. Periodically, our board of directors and Governance and Nominating Committee assess these roles and the board leadership structure to ensure our interests and the interests of our stockholders are best served at this time. The position of Chairman of the board of directors is currently held by Wyche T. Green, III, and the position of CEO is currently held by Benjamin L. Stilwill. The board of directors believes that the current separation between the roles of Chairman of the board of directors and CEO allows Mr. Stilwill to focus on the day-to-day operation and management of the Company, while allowing Mr. Green to focus on leading the Board in overseeing the interests of our Company and our stockholders. Although the roles of CEO and Chairman of the board of directors are currently separated, the board of directors has not adopted a formal policy requiring such separation. Our board of directors will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate to ensure the interests of the Company and our stockholders are best served.

The Audit Committee

The Audit Committee is comprised entirely of independent directors. Messrs. Phillips (Committee Chairman), Ferayorni and Lucas are presently the members of the Audit Committee. The Audit Committee operates under a charter approved by our board of directors and available through our website at http://www.streamlinehealth.net. The Audit Committee met separately as a committee five times during fiscal year 2024. The Audit Committee, along with management, met separately or as part of the entire board of directors to review each of our quarterly and annual financial statements filed on Form 10-Q or Form 10-K prior to the filing of those reports with the SEC. The Audit Committee Chairman separately discusses our financial reports with the auditors on a regular basis. The Audit Committee’s functions include the engagement of our independent registered public accounting firm, review of the results of the audit engagement and our financial results, review of our financial statements by the independent registered public accounting firm and their opinion thereon, review of the auditors’ independence, review of the effectiveness of our internal controls and similar functions, and approval of all auditing and non-auditing services performed by our independent registered public accounting firm. The board of directors has determined that Jonathan R. Phillips is an audit committee financial expert as defined under SEC rules and regulations.

The Compensation Committee

The Compensation Committee is comprised entirely of independent directors. Ms. Starkey (Committee Chairwoman), Mr. Lucas and Mr. Phillips are presently the members of the Compensation Committee. The Compensation Committee operates under a charter approved by our board of directors and available through our website at http://www.streamlinehealth.net. The Compensation Committee met separately as a committee two times during fiscal year 2024. The Compensation Committee reviews the performance of, and establishes the salaries and all other compensation of, our executive officers. The Compensation Committee also administers the Streamline Health Solutions, Inc. 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”) and is responsible for grants of equity awards under the 2024 Plan.

The Governance and Nominating Committee

The Governance and Nominating Committee is comprised entirely of independent directors. Messrs. Ferayorni (Committee Chairman) and Phillips and Ms. Starkey are presently the members of the Governance and Nominating Committee. The purposes of the Governance and Nominating Committee are to assist the board of directors in complying with and overseeing our Code of Business Conduct and Ethics (the “Code of Conduct”), to review and consider developments in corporate governance practices, to identify and recommend individuals to the board of directors for nomination as members of our board of directors and its committees, and to develop and oversee the process for nominating individuals to our board of directors. The Governance and Nominating Committee operates under a charter approved by our board of directors and available through our website at http://www.streamlinehealth.net. The Governance and Nominating Committee met separately as a committee one time during fiscal year 2024.

The Governance and Nominating Committee has established procedures through which confidential complaints may be made by employees directly to the Chairman of the Governance and Nominating Committee regarding: illegal or fraudulent activity; questionable accounting, internal controls or auditing matters; conflicts of interest, dishonest or unethical conduct; disclosures in our filings with the SEC; violations of our Code of Conduct; or any other matters relating to questionable actions taken by our employees, officers or directors.

The Governance and Nominating Committee also has established a review process for all members of our board of directors. In this process, all members perform a self-review and assessment of their own performance as a director and review and provide constructive feedback of all the other directors. The Governance and Nominating Committee oversees a similar 360-degree review process for our Chief Executive Officer where he is reviewed by himself, by the other directors, and by his direct management reports.

Corporate Governance Policies

Communications with the Board of Directors

We encourage stockholder communication with the board of directors. Any stockholder who wishes to communicate with the board of directors or with any particular director, including any independent director, may send a letter addressed to the Corporate Secretary at Streamline Health Solutions, Inc., 2400 Old Milton Pkwy, P.O. Box 1353, Alpharetta, GA 30009. Communications should indicate that you are a Company stockholder and clearly specify whether such communication is intended to be delivered to the entire board of directors or to one or more particular directors(s). All communications to directors will be transmitted promptly without any editing or screening by the Corporate Secretary.

Code of Conduct

The board of directors adopted our Code of Conduct, which applies to all of our directors, officers, and employees. Our Code of Conduct is available through our website at http://www.streamlinehealth.net.

Director Attendance at Annual Meetings of Stockholders

We have not implemented a formal policy regarding director attendance at the Annual Meeting of Stockholders. Typically, our board of directors holds its annual organizational meeting directly following the Annual Meeting of Stockholders, which results in most directors attending the Annual Meeting of Stockholders.

Risk Management

Our management is responsible for day-to-day risk management of the Company. Management reports to the board of directors on the material risks the Company faces when management determines that the Company’s risk profile materially changes. The board of directors uses management’s reports to evaluate the Company’s exposure to risks in light of the Company’s business plan and growth strategies. The board of directors primarily focuses on risks in the areas of operations, liquidity and compliance, which the board of directors believes are the areas most likely to have a potential impact on the Company in a material way.

Executive Sessions of Independent Directors

Our board of directors has scheduled regular executive sessions of our independent directors. During executive sessions, our independent directors meet without management or any non-independent directors present. The board of directors believes that executive sessions foster open and frank communication among the independent directors, which will ultimately add to the effectiveness of the board of directors, as a whole.

No Executive Loans

We do not extend loans to executive officers or directors, and we have no such loans outstanding.

Employee, Officer and Director Hedging

We do not have in place any practices or policies regarding hedging, and any transactions to purchase financial instruments or otherwise engage in transactions that hedge or offset any decrease in market value of our securities by employees, officer or directors are generally permitted.

Insider Trading Policy

As part of our commitment to ethical business practices, we have adopted a comprehensive insider trading policy. This policy governs the purchase, sale, and other dispositions of our securities by directors, officers, employees, and designated individuals. It is designed to ensure full compliance with all applicable insider trading laws and regulations. A copy of this policy is filed as Exhibit 19 to this report. Additionally, regarding our trading activities involving our own securities, we adhere to federal securities laws and the relevant exchange listing requirements.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and beneficial owners of more than ten percent of our common stock to file reports with the SEC indicating their holdings of and transactions in our equity securities, and to provide copies of such reports to us. Based solely on a review of our records, publicly available information, and written representations by the persons required to file such reports, we believe that during the fiscal year ended January 31, 2025, our insiders complied with all applicable filing requirements, except that (i) Mr. Green filed three late Form 4 reporting the surrender of common stock upon vesting of restricted stock to satisfy tax withholding obligations, (ii) Mr. Stilwill filed three late Form 4 reporting the surrender of common stock upon vesting of restricted stock to satisfy tax withholding obligations, (iii) Mr. Reeves filed three late Form 4 reporting the surrender of common stock upon vesting of restricted stock to satisfy tax withholding obligations, (iv) Ms. Lovvorn filed four late Form 4 reporting the surrender of common stock upon vesting of restricted stock to satisfy tax withholding obligations, (v) Mr. Phillips filed one late Form 4 reporting the issuance of a restricted stock grant, and (vi) Mr. Ferayorni filed one late Form 4 reporting a discretionary transaction involving the disposition of common stock.

Item 11. Executive Compensation

Compensation Discussion and Analysis

In this section, we explain how we compensate our named executive officers named in the “Summary Compensation Table” below. Our “named executive officers” for fiscal year 2024 refer to:

●	Wyche T. “Tee” Green, III, Executive Chairman;
●	Benjamin L. Stilwill, Chief Executive Officer; and
●	Bryant J. Reeves, III, Chief Financial Officer.

Executive Summary

The Compensation Committee has a conservative pay-for-performance compensation philosophy and aims to have executive compensation practices that align executive pay with Company performance.

The Compensation Committee made the following decisions with respect to the Company’s executive compensation in fiscal year 2024:

●	The Compensation Committee continued to use adjusted EBITDA, as the financial measure for executive bonuses; and
●

The Compensation Committee continued to award restricted stock in order to align the interests of our executives with those of our stockholders and provide appropriate performance and retention incentives.

Our financial performance in fiscal year 2024 did not meet the minimum bonus targets as set by the Compensation Committee. As a result, no cash bonuses were awarded to our named executive officers for fiscal year 2024. The Compensation Committee believes any incentive bonuses awarded should demonstrate strong alignment between executive pay and Company performance. We describe our cash bonus targets and performance measures for fiscal year 2024 in greater detail below under “Cash Bonus Opportunity.”

The board of directors appointed Wyche T. “Tee” Green, III as the Company’s Executive Chairman, effective October 13, 2023. The Company previously entered into an employment agreement with Mr. Green when he was Chief Executive Officer of the Company. The board of directors appointed Benjamin L. Stilwill as the Company’s Chief Executive Officer, effective October 13, 2023. The Company and Mr. Stilwill previously entered into an employment agreement when Mr. Stilwill was appointed President & CEO of Streamline Health, LLC on February 15, 2022. The Company entered into an amended employment agreement with Mr. Stilwill in connection with his appointment to President of the Company on October 31, 2022. The board of directors appointed Bryant J. Reeves, III as the Company’s Interim Chief Financial officer, effective October 13, 2023. The Company entered into an employment agreement with Mr. Reeves in connection with his appointment as Interim Chief Financial Officer, effective December 4, 2023. The board of directors appointed Mr. Reeves as the Company's permanent Chief Financial Officer, effective April 29, 2024.

Philosophy and Components of Our Executive Compensation Program

Philosophy

The Compensation Committee believes that executive compensation should (i) provide an incentive for Streamline’s executives to achieve the Company’s goals, (ii) reward executives with equity interests in the Company and align the interests of executives with stockholder interests to enhance stockholder value and (iii) attract and retain key executives critical to Streamline’s long-term success. Under the oversight of the Compensation Committee, the Company has developed and implemented a pay-for-performance executive compensation program that rewards senior management for the achievement of certain financial performance objectives. Streamline achieves the philosophies of pay-for-performance and alignment of executive compensation with stockholder value primarily by providing a substantial portion of each executive officer’s total annual compensation through annual short-term cash bonus opportunities and grants of long-term equity, primarily in the form of restricted stock. The Compensation Committee intends to continually monitor the use of restricted stock as it relates to tax and accounting regulations, overall effectiveness of the programs and best practices. We describe our fiscal year 2024 short-term incentive plan in greater detail below under “Cash Bonus Opportunity” and describe equity grants in more detail under “Long-Term Equity Incentive Compensation.”

Compensation Components

The Compensation Committee designed the Company’s compensation program to provide our executive officers with a combination of cash (salary and bonus) and long-term equity incentive compensation to align the interests of our executive officers with those of our stockholders. For fiscal year 2024, the elements of the executive compensation program that applied to our named executive officers were base salary, cash bonuses, long-term equity incentive compensation in the form of restricted stock or similar awards, as well as other employee benefits. Brief descriptions of each principal element of the executive compensation program are summarized in the following table and described in more detail below.

Compensation Element	Brief Description	Objectives
Base Salary	Fixed compensation that reflects the talent, skills and competencies of the individual	Provide a competitive, fixed level of cash compensation to attract and retain executives
Cash Bonus Opportunity	Variable cash compensation earned based on achieving pre-established annual sales booking, revenue, and adjusted EBITDA goals	Motivate and reward executives to achieve or exceed Company goals
Long-term Equity Incentive Compensation	Equity-based awards in the form of restricted stock granted to key executives	Awards assist in retaining executives and aligning their interests with those of our stockholders
Benefits & Perquisites	Participation in broad-based employee health and welfare programs and retirement plans	Aid in retention of key executives in a highly competitive market for talent by providing an overall competitive benefits package

Although the Compensation Committee has not established a policy or formula for the allocation of total compensation among these different elements of total executive officer compensation, the Compensation Committee endeavors to offer an appropriate mix among the different types of compensation:

●	to motivate executive officers to deliver superior short-term performance by providing conservative, but competitive, base salaries and cash bonus opportunities;
●	to align the interests of our executive officers with the long-term interests of the Company’s stockholders through the grant of equity incentive awards; and
●	to provide an overall compensation package that is conservative, but competitive and, therefore, promotes executive recruitment and retention.

Say on Pay Results and Consideration of Stockholder Support

At the 2024 Annual Meeting of Stockholders on June 13, 2024, over 92% of the votes cast were in favor of the advisory vote to approve executive compensation. The Compensation Committee considered this positive result and concluded that the stockholders continue to support the compensation paid to our executive officers and the Company’s overall pay practices. In light of this support, the Compensation Committee decided to retain the core design of our executive compensation program for fiscal year 2024, with an emphasis on short-term and long-term incentive compensation that rewards our senior executives when they successfully implement our business plan and, in turn, deliver value for our stockholders.

The Compensation Committee will continue to monitor best practices, future advisory votes on executive compensation and other stockholder feedback to guide it in evaluating the alignment of the Company’s executive compensation program with the interests of the Company and its stockholders.

Setting Compensation for Our Named Executive Officers

Role of Compensation Committee

The Compensation Committee has the primary authority to determine Streamline’s compensation philosophy and to establish compensation for the executive officers and non-employee directors. In establishing executive officer compensation, the Compensation Committee uses its subjective evaluation of the executives’ performance and responsibilities, the Company’s overall performance and the Chief Executive Officer’s recommendations. In establishing non-employee director compensation, the Compensation Committee takes into account non-employee director compensation for the prior fiscal year. The Compensation Committee discusses non-employee director compensation with the board of directors and such compensation is subsequently approved by the board of directors.

Role of our Independent Compensation Consultant

The Compensation Committee has the sole discretion to retain third-party advisors to assist in carrying out its responsibilities. For fiscal 2024, the Compensation Committee engaged F.W. Cook to advise and support the Compensation Committee on compensation decisions. At the direction of the Compensation Committee, F.W. Cook developed a peer group (the “Compensation Peer Group”) and compared competitive compensation practices for our named executive officers as well as our non-employee directors. The Compensation Committee considered the specific independence factors adopted by the SEC and determined that F.W. Cook is independent and F.W. Cook’s work did not raise any conflicts of interest.

Management’s Role in the Compensation-Setting Process

Company management plays a significant role in the compensation-setting process. The most significant aspects of management’s role are:

●	evaluating associate performance;
●	preparing information for Compensation Committee meetings;
●	establishing business performance targets and objectives;
●	providing information about the Company’s strategic objectives; and
●	recommending salary levels and equity awards.

In the past, the Compensation Committee has authorized the Chief Executive Officer to negotiate employment agreements with senior executive officers (other than himself). The negotiated employment agreements are subject to review and approval by the Compensation Committee. Also, in certain circumstances, the Compensation Committee may delegate to one or more of our officers the authority to grant awards, and to make other determinations under the 2024 Plan with respect to such awards, to persons who are not directors or officers subject to the provisions of Section 16 of the Exchange Act, and who are not subject to the requirements of “covered employees” under Section 162(m) of the Code.

Market Data Review

Market pay levels and practices, including those of a self-selected peer group, are one of many factors the Compensation Committee considers in making executive compensation decisions. Market information provides an external frame of reference on the range and reasonableness of compensation levels and practices, and is used as a data point in decision-making and not as a primary factor. Internal considerations, competitive factors and the Company’s evolution are other factors the Compensation Committee considers in setting executive compensation.

In determining fiscal year 2025 compensation, a peer group of similarly-sized healthcare technology and software-as-a-service companies was used based on input from F.W. Cook, the Compensation Committee and management. The following group of 13 companies reflects our Compensation Peer Group:

American Software, Inc.	Optimize-Rx Corporation
BSQUARE Corporation	PaySign, Inc.
CareCloud, Inc.	Phreesia, Inc.
Computer Programs and Systems, Inc.	RCM Technologies, Inc.
Model N, Inc.	Verb Technology Company, Inc.
National Research Corporation	Vocera Communications, Inc.
Nxt-ID, Inc.

F.W. Cook provides the Compensation Committee with market data relating to base salaries, short-term cash bonuses, long-term equity awards, and total compensation for each of the named executive officers at these peer companies. The Compensation Committee considers this information, together with other factors discussed herein, in determining the compensation of our named executive officers.

Executive Compensation Framework

Base Salary

We pay base salaries to attract talented executives and to provide a fixed base of cash compensation. Base salaries are determined by the Compensation Committee based on the facts and circumstances relevant to each named executive officer, including years of service, level of experience, individual areas of responsibility, the annual rate of inflation, the Company’s operating performance, and competitive market data from our Compensation Peer Group and other broader market sources. Salaries for our named executive officers are generally provided for in their employment agreements, subject to review and adjustment by the Compensation Committee from time to time.

The Company believes a significant portion of a named executive officer’s compensation should be variable, based on the performance of the Company, in order to align our executives’ interests with the interests of our stockholders. Accordingly, base salary is only a portion of the overall total compensation of our named executive officers.

The following table sets forth the base salaries for each of our named executive officers for fiscal year 2024 as of February 1, 2024:

Name	Base Salary
Benjamin L. Stilwill		$350,000(1)
Bryant J. Reeves, III		$185,000(2)
Wyche T. “Tee” Green, III	$	— (3)

(1) Mr. Stilwill's salary was increased to $375,000, effective April 29, 2024.
(2) Mr. Reeves’ base salary was increased to $225,000, effective April 29, 2024, in connection with his appointment as Chief Financial Officer.
(3) Mr. Green's salary was increased to $100,000, effective May 7, 2024.

Cash Bonus Opportunity

Each named executive officer’s employment agreement establishes a cash bonus target as a percentage of his or her base salary. The following table sets forth the target bonuses for each of our named executive officers for fiscal 2024:

Name	Target Bonus
Benjamin L. Stilwill	50%
Bryant J. Reeves, III	25%
Wyche T. “Tee” Green, III	0%

The Compensation Committee believes that cash bonuses should be contingent on performance relative to pre-established targets and objectives. Each cash bonus is determined based on whether these pre-established performance goals are met, upon which the executives would be eligible to receive a bonus in an amount determined by the Compensation Committee, although the Compensation Committee may elect not to award such bonuses. For the named executive officers to have been eligible for the cash bonus for fiscal year 2024, the Company was required to exceed an adjusted EBITDA of $1,700,000 as determined through an internal planning process.

Regarding the financial targets for fiscal year 2024 and fiscal year 2025, the Compensation Committee determined that bonuses would be earned if, and only if, the financial targets were exceeded.

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

The Compensation Committee determined that none of the objective financial goals were achieved by the Company for fiscal year 2024, and as a result, cash bonuses were not earned. In awarding cash bonuses to executive officers for the fiscal year ending January 31, 2026, the Compensation Committee will consider multiple potential performance criteria including bookings, sales, and adjusted EBITDA, as well as successful completion of certain aspects of the Company’s strategic objectives.

Long-Term Equity Incentive Compensation—Restricted Stock

We currently grant equity awards under the 2024 Plan.

In fiscal year 2024, long-term incentive compensation to key personnel, including our named executive officers, was comprised of restricted stock awards. The restricted stock awards granted in fiscal year 2024 to our named executive officers vest ratably annually over a three-year period beginning in the quarter following the date of grant. The Compensation Committee believes that its fiscal year 2024 approach to awarding long-term incentive compensation provided the appropriate long-term incentives from both executive retention and pay-for-performance perspectives and rewarded such executives for managing through the novel coronavirus pandemic. The Compensation Committee believes that the granting of restricted stock awards supports the executive retention goal.

We have historically awarded equity grants to named executive officers upon the commencement of their employment with the Company. Named executive officers of the Company are reviewed annually and considered for additional grants. The awards for fiscal year 2025 have not been finalized or reported, and accordingly, are not included in the tables and discussion herein. In addition, from time to time, the Compensation Committee has considered and approved additional grants to certain associates of the Company, including our named executive officers, where circumstances make such grants appropriate to the Company’s incentive and retention goals. In approving equity grants, the Compensation Committee considers a number of factors, including the number of shares available for grant under the 2024 Plan, the grant rate over certain periods (as a percentage of shares of common stock), the amount of restricted stock to be granted, the performance of the named executive officer and role, the impact of specific grants on the total compensation of the named executive officer, the aggregate retention strength of all unvested equity held by such named executive officer and other key personnel, and competitive market data from our Compensation Peer Group and other broader market sources.

During fiscal year 2024, the Compensation Committee approved the following grants of restricted stock to our named executive officers:

Executive	Title	Number of Shares of Restricted Stock
Wyche T. “Tee” Green, III	Executive Chairman	26,667
Benjamin L. Stilwill	Chief Executive Officer	11,333
Bryant J. Reeves, III	Chief Financial Officer	10,000

Benefits

Streamline offers a comprehensive package of employee retirement and welfare benefits (including group life insurance, health and dental care insurance, and long-term disability insurance), in which named executive officers participate on the same basis as other full-time associates.

Streamline currently sponsors a 401(k) Plan (the “401(k) Plan”) for all of our eligible associates, including our named executive officers. The 401(k) Plan is a tax-qualified retirement plan designed to meet the requirements of Sections 401(a) and 401(k) of the Code. Under the 401(k) Plan, participants may elect to make pre-tax savings deferrals from 1% to 60% of their compensation each year, subject to annual limits on such deferrals imposed by the Code. Participants age 50 and older may also elect to make certain catch-up contributions, subject to a separate annual limit on such contributions imposed by the Code. New participants automatically defer 6% of their compensation unless they make a contrary election. The Company matches 50% of up to the first 4% of each associate’s income (i.e., the Company match is 2% assuming the employee is contributing at least 4%) contributed to the 401(k) Plan, including those contributions made by the named executive officers.

Perquisites

Although Streamline may offer limited perquisites to our named executive officers, we did not provide perquisites to any of our named executive officers in fiscal year 2024.

Risk Considerations in our Compensation Program

The Compensation Committee generally structures the compensation of our named executive officers to consist of both fixed and variable compensation. The fixed (or base salary) portion of compensation is designed to provide a steady income so executives do not feel pressured to focus exclusively on short-term gains or annual stock price performance, which may be to the detriment of long-term appreciation and other business metrics. The variable portion of compensation (e.g., cash bonuses and stock option awards) is designed to reward both individual performance and overall Company performance. For individual and Company performance, any cash bonuses are determined by the Compensation Committee. The Compensation Committee believes that the variable components of compensation are sufficient to motivate named executive officers to produce short-term and long-term Company results, while the fixed element is also sufficient such that executives are not encouraged to take unnecessary or excessive risks in doing so.

Employment Agreements

Streamline has entered into employment agreements with each of Messrs. Green, Stilwill, and Reeves. We describe each of these agreements in more detail below.

On October 17, 2019, the Company entered into an employment agreement with Mr. Green when he was appointed President and Chief Executive Officer of the Company on a full-time basis. The initial term of the employment agreement was one year, automatically renewing in successive one-year periods unless either party elects not to renew. On May 7, 2024, the Company entered into an amended employment agreement with Mr. Green in connection with Mr. Green’s transition to the role of Executive Chairman. Mr. Green is entitled to an annual base salary of $100,000. Mr. Green received a cash bonus of $50,000 and was also granted (i) a restricted stock award of 20,000 shares (vesting upon the first anniversary of the Company’s 2024 Annual Meeting of Stockholders) and (ii) a restricted stock award of 6,667 shares (vesting upon the fair market value of the Company’s common stock achieving a closing price of $26.25 per share). Mr. Green’s employment agreement further provides for standard expense reimbursement, vacation time, and other standard executive benefits.

On February 15, 2022, the Company entered into an employment agreement with Mr. Stilwill when he was appointed President & CEO of Streamline Health, LLC. The initial term of the employment agreement was one year, automatically renewing in successive one-year periods unless either party elects not to renew. Mr. Stilwill is entitled to an annual base salary of $280,000 and will be eligible for an annual incentive bonus with a target amount of 50% of his annual base salary, based on the achievement of certain performance objectives. Mr. Stilwill was also granted a restricted stock award of 100,000 shares. The vesting of such restricted stock units will be in three substantially equal annual installments beginning on the first anniversary of the date of grant. Mr. Stilwill’s employment agreement further provides for standard expense reimbursement, vacation time, and other standard executive benefits. On October 31, 2022, the Company entered into an amended employment agreement in connection with Mr. Stilwill’s appointment to President of the Company. Mr. Stilwill’s base salary was increased from $280,000 to $350,000, effective December 1, 2023, in connection with his appointment as Chief Executive Officer. Mr. Stilwill’s base salary was further increased to $375,000, effective April 29, 2024.

On December 4, 2023, the Company entered into an employment agreement with Mr. Reeves when he was appointed Interim Chief Financial Officer. The initial term of the employment agreement is one year, automatically renewing in successive one-year periods unless either party elects not to renew. Mr. Reeves is entitled to an annual base salary of $185,000 and will be eligible for an annual incentive bonus with a target amount of 25% of his annual base salary, based on the achievement of certain performance objectives. Mr. Reeves is also eligible to receive the standard employee benefits made available by the Company to its employees generally. Mr. Reeves was granted a restricted stock award of 50,000 shares upon his hire date. The vesting of such restricted stock will be in three substantially equal annual installments beginning on the first anniversary of the date of grant, subject to Mr. Reeves’ continued employment on each such vesting date. In addition, Mr. Reeves’ employment agreement contains standard confidentiality provisions and non-competition covenants. Mr. Reeves' base salary was increased from $159,000 to $185,000, effective December 4, 2023, in connection with his appointment as Interim Chief Financial Officer. Mr. Reeves’ base salary was further increased from $185,000 to $225,000, effective April 29, 2024, in connection with his appointment as Chief Financial Officer.

Each of the employment agreements with our named executive officers provides assurances to the Company with regard to the availability of the executive’s services, provides protection for the Company’s confidential information and trade secrets, and restricts the ability of the named executive officers to compete with the Company during their employment and for a specified period after its termination. In return, the named executive officers are provided assurances with regard to salary, other compensation and benefits, as well as severance benefits if their employment is terminated by the Company other than for “good cause.” For this purpose, “good cause” includes the current use of illegal drugs; conviction of any crime which involves moral turpitude, fraud or misrepresentation; commission of any act which would constitute a felony and which adversely impacts the business or reputation of the Company; fraud, misappropriation or embezzlement of Company funds or property; wrongful conduct which is materially injurious to the reputation, business or business relationships of the Company; material violation or default on any of the provisions of the employment agreement; and the material and continuous failure to meet reasonable performance criteria or reasonable standards of conduct as established from time to time by the board of directors.

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

Summary Compensation

The following table is a summary of certain information concerning the compensation earned by our named executive officers for the fiscal years presented. Each of our current named executive officers has an employment agreement that influences or defines certain of the elements of compensation shown below. For a description of the material terms of these employment agreements, see “Compensation Discussion and Analysis ─ Employment Agreements.”

Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(4) ($)	Total ($)
Wyche T. “Tee” Green, III	2024	$87,648	$35,000	$196,536	—	—	$—	$319,184
Executive Chairman	2023	$245,546	$—	$350,000	—	—	$—	$595,546
	2022	$447,323	$—	$273,500	—	—	$5,700	$726,523
Benjamin L. Stilwill	2024	$370,155	$—	$52,698	—	—	$6,359	$429,212
Chief Executive Officer	2023	$289,693	$—	$297,500	—	—	$6,708	$593,901
	2022	$276,923	$—	$327,000	—	—	$5,700	$609,623
Bryant J. Reeves, III	2024	$216,307	$—	$46,500	—	—	$4,142	$266,949
Chief Financial Officer	2023	$160,949	$30,000	$40,250	—	—	$3,211	$234,410
	2022	$—	$—	$—	—	—	$—	$—

(1)

Includes amounts contributed by the named executive officers to the 401(k) Plan. Reflects temporary reductions to base salaries of 30% for Mr. Green from November 2022 through October 2023 in connection with the Company’s strategic alignment.

(2)	Includes bonus and commission payments to the named executive officers.
(3)

The amounts included in the table above reflect the total grant date fair value and were determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The assumptions used in determining the grant date fair values of these awards are set forth in the footnotes to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 as filed with the SEC.

(4)

Reflects our matching contribution to the 401(k) Plan equal to a 100% match on the first 2% of the employee’s compensation which is available to all employees who participate in the plan. Excludes group life insurance, health care insurance, long-term disability insurance and similar benefits provided to all employees that do not discriminate in scope, terms or operations in favor of the named executive officers. Also excludes perquisites and other personal benefits, the aggregate amount of which with respect to each of the named executive officers does not exceed $10,000 reported for the fiscal years presented.

Equity Compensation Information

Outstanding Equity Awards at Fiscal 2024 Year End

The following table sets forth information with respect to the named executive officers equity awards outstanding as of January 31, 2025:

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested (#)	Market Value of Shares that Have Not Vested (#)
Wyche T. “Tee” Green, III	—	—	—	—	40,066	$184,103
Benjamin L. Stilwill	333	—	38.70	7/7/2025	23,458	$107,790
	333	—	22.95	1/12/2026	—	$—
	—	—	—	—	—	$—
Bryant J. Reeves, III	—	—	—	—	13,242	$60,847

Director Compensation

For the 2024 fiscal year, we awarded annual retainers immediately following our 2024 Annual Meeting of Stockholders to each of our then-serving non-employee directors, including Justin J. Ferayorni, Kenan H. Lucas, Jonathan R. Phillips, Judith E. Starkey, and Matthew W. Etheridge. Each director received $125,000 of value in restricted stock valued at the date of the 2024 Annual Meeting of Stockholders. In order to attract and retain high quality non-employee independent directors, we allow independent directors to accept restricted stock with a maximum one-year vesting period, in equal value to all or a portion of their annual retainers, in lieu of cash. For the 2024 fiscal year, we did not pay our directors additional fees for meeting attendance.

On July 18, 2024, we granted each then-serving non-employee director 16,666 shares of restricted stock that vest upon the earlier of (i) the date of, and immediately prior to, the next Annual Meeting of Stockholders and (ii) July 18, 2025. We made these awards pursuant to the 2024 Plan, and the awards were valued at the closing price of our common stock on the grant date.

We believe that awarding restricted stock to our non-employee directors is a necessary component of their total compensation, including their retainer fees, and aligns their interests with those of our stockholders.

Director Compensation in Fiscal 2024

The following table provides information regarding the compensation paid to each of our non-employee directors for the fiscal year ended January 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Matthew W. Etheridge(2)	$91,000	$76,000	$167,000
Kenan H. Lucas	$—	$125,000(3)	$125,000
Jonathan R. Phillips	$—	$125,000(3)	$125,000
Judith E. Starkey	$—	$125,000(3)	$125,000
Justin J. Ferayorni	$—	$125,000(3)	$125,000

(1)

The amounts included in the “Stock Awards” column reflect the total grant date fair value and were determined in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of these awards are set forth in the footnotes to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the SEC.

(2)

Mr. Etheridge was appointed as a director of the Company effective February 7, 2024. In connection with Mr. Etheridge's appointment, the board of directors approved a grant of common stock and cash with an aggregate value of $167,000.

(3)

Represents the grant of $125,000 in restricted stock to Messrs. Ferayorni, Lucas, and Phillips and Ms. Starkey. Each grant of restricted stock vests upon the earlier of (i) the date of, and immediately prior to, the next Annual Meeting of Stockholders and (ii) July 18, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of May 12, 2025, by: (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock; (ii) each director and each nominee for director; (iii) each named executive officer; and (iv) all directors and current executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, which deem a person to beneficially own any shares the person has or shares voting or dispositive power over and any additional shares obtainable within 60 days through the exercise of options, warrants or other purchase rights. Options or other rights to purchase that are currently exercisable or are exercisable within 60 days of May 12, 2025 (including shares subject to restrictions that lapse within 60 days of May 12, 2025) are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or other rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned. The percentages are based on 4,331,315 shares of common stock outstanding as of May 12, 2025. None of our directors or executive officers beneficially owns any shares of our preferred stock.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent of Common Stock Owned
Five Percent Stockholders
Harbert Discovery Fund, LP(1)	321,613	7.43%
GCI Partners Opportunity Fund, LP(2)	261,138	6.03%

Directors and Named Executive Officers
Kenan H. Lucas(3)	321,613	7.43%
Wyche T. “Tee” Green, III(4)	217,287	4.95%
Justin J. Ferayorni(5)	200,624	4.60%
Jonathan R. Phillips(6)	108,934	2.51%
Matthew Etheridge(7)	92,279	2.10%
Judith E. Starkey(8)	75,820	1.75%
Benjamin L. Stilwill(9)	36,852	*
Bryant J. Reeves, III(10)	13,515	*
All current directors and executive officers as a group (9 persons)(11)	1,094,934	24.41%

* Amount represents less than 1.0%.

(1)

Based on the Statement of Changes in Beneficial Ownership filed with the SEC on July 22, 2024, Harbert Discovery Fund, LP (the “Fund”) is deemed to have shared voting and dispositive power over 321,613 shares of common stock which it purchases, holds and sells for investment purposes. As further described below, each of Harbert Discovery Fund GP, LLC (the “Fund GP”), Harbert Fund Advisors, Inc. (“HFA”), Harbert Management Corporation (“HMC”), Jack Bryant, Kenan Lucas and Raymond Harbert exercises shared voting and dispositive power over the funds for the purchase of the shares of common stock purchased by the Fund, and by virtue of such status, may be deemed to be the beneficial owner of such shares. Jack Bryant is a Senior Advisor to the Fund and a Vice President and Senior Managing Director of HMC. Kenan Lucas is a Managing Director and Portfolio Manager of the Fund GP, which serves as general partner of the Fund. Raymond Harbert is the controlling shareholder, Chairman and Chief Executive Officer of HMC, an alternative asset investment management firm that is the managing member of the Fund GP. Mr. Harbert also serves as the Chairman, Chief Executive Officer and Director of HFA, an indirect, wholly owned subsidiary of HMC, which provides the Fund with certain operational and administrative services. The address of the Fund, the Fund GP, HFA, HMC, Mr. Bryant, Mr. Lucas, and Mr. Harbert is 2100 Third Avenue North, Suite 600, Birmingham, AL 35203.

(2)

Based on the Schedule 13G filed with the SEC on September 27, 2023, GCI Partners Opportunity Fund L.P. (the “GCI Partners”) is deemed to have shared voting and dispositive power over 261,138 shares of common stock which it purchases, holds and sells for investment purposes. Niraj A. Gupta exercises shared voting and dispositive power over the funds for the purchase of the shares of common stock purchased by GCI Partners, and by virtue of such status, may be deemed to be the beneficial owner of such shares. The address of each of GCI Partners and Niraj A. Gupta is 1350 Avenue of the Americas, 3rd Floor, New York, NY 10019.

(3)

Based on the Statement of Changes in Beneficial Ownership filed with the SEC on July 22, 2024. Harbert Discovery Fund, LP (the “Fund”) is deemed to have shared voting and dispositive power over 321,613 shares of common stock which it purchases, holds and sells for investment purposes. As further described below, each of Harbert Discovery Fund GP, LLC (the “Fund GP”), Harbert Fund Advisors, Inc. (“HFA”), Harbert Management Corporation (“HMC”), Jack Bryant, Kenan Lucas and Raymond Harbert exercises shared voting and dispositive power over the funds for the purchase of the shares of common stock purchased by the Fund, and by virtue of such status, may be deemed to be the beneficial owner of such shares. Jack Bryant is a Senior Advisor to the Fund and a Vice President and Senior Managing Director of HMC. Kenan Lucas is a Managing Director and Portfolio Manager of the Fund GP, which serves as general partner of the Fund. Raymond Harbert is the controlling shareholder, Chairman and Chief Executive Officer of HMC, an alternative asset investment management firm that is the managing member of the Fund GP. Mr. Harbert also serves as the Chairman, Chief Executive Officer and Director of HFA, an indirect, wholly owned subsidiary of HMC, which provides the Fund with certain operational and administrative services. The address of the Fund, the Fund GP, HFA, HMC, Mr. Bryant, Mr. Lucas, and Mr. Harbert is 2100 Third Avenue North, Suite 600, Birmingham, AL 35203.

(4)	Includes (i) 35,666 shares of restricted stock over which the holder has sole voting but no investment power and (ii) 59,829 shares of common stock issuable pursuant to exercisable warrants held by 121G, LLC of which Mr. Green is the managing member and as a result, has sole voting and dispositive power with respect to such shares.

(5)	Based on the Schedule 13D filed with the SEC on November 22, 2024. Tamarack Advisers, LP (“Tamarack Advisers”) is deemed to have sole voting and dispositive power over 92,294 shares of common stock. Justin J. Ferayorni is deemed to be the beneficial owner of such shares because he is the managing member of the general partner of Tamarack Advisers. The address of Tamarack Advisers and Mr. Ferayorni is 5050 Avenida Encinas, Suite 360, Carlsbad, CA 92008. In addition, Mr. Ferayorni also directly, or through family members, beneficially owns 108,330 shares of common stock which includes 16,666 shares of restricted stock over which the holder has sole voting but no investment power. Includes 29,914 shares issuable pursuant to exercisable warrants held by The Ferayorni Family Trust. Justin J. Ferayorni may be deemed to be the beneficial owner of shares held by The Ferayorni Family Trust because he is a co-trustee of The Ferayorni Family Trust.

(6)

Includes (i) 16,666 shares of restricted stock over which the holder has sole voting but no investment power, and (ii) 4,833 shares of common stock held by Mr. Phillip's wife or in her trust. Includes 2,991 shares of common stock issuable pursuant to exercisable warrants.

(7)	Includes (i) 13,333 shares of restricted stock over which the holder has sole voting but no investment power, and (ii) 61,403 shares of common stock issuable pursuant to exercisable warrants.

(8)	Includes 16,666 shares of restricted stock over which the holder has sole voting but no investment power.

(9)	Includes (i) 13,712 shares of restricted stock over which the holder has sole voting but no investment power, and (ii) 3 shares of common stock held by Mr. Stilwill's wife.

(10)	Includes 9,612 shares of restricted stock over which the holder has sole voting but no investment power.

(11)

Includes (i) stock options that are currently exercisable or exercisable within 60 days of May 12, 2025, to purchase 666 shares of common stock, (ii) 154,137 shares of common stock issuable pursuant to warrants currently exercisable or exercisable within 60 days of May 12, 2025, and (iii) 396,294 shares of common stock held indirectly.

Equity Compensation Plan Information

We maintain the 2024 Plan, pursuant to which we may grant awards of stock options, stock appreciation rights, restricted awards, performance awards, phantom stock awards and other stock-based awards.

The following table presents additional information regarding securities authorized for issuance under our equity compensation plans as of January 31, 2025:

Number of
	securities to be			Number of Securities
	issued upon			remaining available for
	exercising of		Weighted-average	future issuance under
	outstanding		exercise	equity compensation
	options,		price of outstanding	plans (excluding
	warrants, and		options, warrants,	securities reflected
	rights		and rights	in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,630	(1)	$23.87	355,597	(3)
Total	3,630	(1)(2)		355,597

(1)	Includes 3,630 options exercisable under the 2024 Plan. Does not include outstanding shares of previously awarded restricted stock.
(2)	Includes 3,630 options or other share-based awards available under the 2024 Plan as of January 31, 2025.
(3)	As of May 12, 2025, after giving effect to certain grants of restricted stock awards to the Company’s employees, the Company had 343,597 shares available for issuance under the 2024 Plan.

Item 13. Certain Relationships and Related Transactions and Directors Independence

Transactions with Related Persons

For the fiscal year ended January 31, 2025, there was no transaction or series of similar transactions that would be deemed a “related party transaction” requiring disclosure under Item 404 of Regulation S-K.

We entered into a Master Services Agreement (the “MSA”) with 180 Consulting, LLC (“180 Consulting”), pursuant to which 180 Consulting has provided and will continue to provide a variety of services including product management, internal systems platform integration and software engineering services, among others, through separate statements of work. While no related person has a direct or indirect material interest in this MSA or the related statements of work, individuals providing services to us under the MSA and statements of work may share workspace and administrative costs of operation with an entity affiliated with Mr. Green. Inclusive of the MSA executed with 180 Consulting are statements of work that provide for the Company to sublicense a software through 180 Consulting that is owned by 121G. This is a services agreement for access to software that assists the Company in implementing and integrating with our clients’ technology. The license agreement is designed such that there is no material financial benefit that accrues to 121G. 180 Consulting licenses the software from 121G at cost. None of these shared arrangements would be deemed to be a “related party transaction” under Item 404 of Regulation S-K.

Review, Approval or Ratification of Transactions with Related Persons

Under Nasdaq Marketplace Rules and our Related Party Transactions Policy, our Audit Committee (or another independent body of our board of directors) is required to conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis. In accordance with our Audit Committee’s charter, the Audit Committee is responsible for overseeing all related party transactions. For these purposes, a “related party transaction” refers to any transaction that is required to be disclosed pursuant to Item 404 of Regulation S-K. There were no related party transactions in fiscal 2024.

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

Director Independence

Our board of directors has determined that Messrs. Lucas, Phillips, Ferayorni, Etheridge and Ms. Starkey are all “Independent Directors” in accordance with the standards set forth in Item 407(a)(1)(i) of Regulation S-K and in Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

There are no family relationships among any of the above-named directors or nominees for director or among any of the directors or nominees for director and any of our executive officers.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

The Audit Committee approved the engagement of Forvis Mazars, LLP as our independent registered public accounting firm for fiscal 2024.

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees for the 2024 and 2023 fiscal years billed by Forvis Mazars, LLP for audit and other services approved by the Audit Committee.

	2024	2023
Audit Fees	$656,296	$527,475
Audit-Related Fees	19,028	19,043
Tax Fees	87,620	117,339
Total Fees	$762,944	$663,857

Fees represented in the “Audit Fees” category include fees for audit work performed for our consolidated financial statements. Fees represented in the “Audit-Related Fees” category include fees for consultations related to potential business acquisitions and/or dispositions.

Audit Committee’s Pre-Approval Policies and Procedures

All audit-related services, tax services and other non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by Forvis Mazars, LLP was compatible with the maintenance of such firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of audit, audit-related and tax services specifically described by the committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved.

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
10.2#

Streamline Health Solutions, Inc. 2024 Omnibus Incentive Compensation Plan (Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 13, 2024).

10.2(a)#*	Form of Restricted Stock Award Agreement under the Streamline Health Solutions, Inc. 2024 Omnibus Incentive Compensation Plan.
10.2(b)#*	Form of Restricted Stock Unit Award Agreement under the Streamline Health Solutions, Inc. 2024 Omnibus Incentive Compensation Plan.
10.2(c)#*	Form of Incentive Stock Option Award Agreement under the Streamline Health Solutions, Inc. 2024 Omnibus Incentive Compensation Plan.
10.2(d)#*	Form of Non-Qualified Stock Option Award Agreement under the Streamline Health Solutions, Inc. 2024 Omnibus Incentive Compensation Plan.
10.3#

Employment Agreement, dated October 17, 2019, by and between the Company and Wyche T. “Tee” Green, III (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 18, 2019).

10.4#

Second Amendment to Employment Agreement, dated May 7, 2024, by and between the Company and Wyche T. “Tee” Green, III (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024).

10.5#	Employment Agreement, dated February 15, 2022, by and between the Company and Benjamin L. Stilwill.
10.6#

Employment Agreement, dated December 4, 2023, by and between the Company and Bryant James Reeves (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 7, 2023).

10.7#	Employment Agreement, dated February 4, 2021, by and between the Company and Wendy L. Lovvorn.
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

10.11	Loan and Security Agreement dated as of December 11, 2019 by and among Bridge Bank, a division of Western Alliance Bank, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on January 7, 2020).
10.11(a)	Amended and Restated Loan and Security Agreement dated as of March 2, 2021 by and among Western Alliance Bank, Streamline Health Solutions, Inc. and Streamline Health, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2021).
10.11(b)

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

10.11(c)

Waiver of Second Amended and Restated Loan and Security Agreement, dated August 26, 2022, by and among the Company, Streamline Health, LLC, Streamline Pay & Benefits, LLC, Avelead Consulting, LLC, Streamline Consulting Solutions, LLC and Western Alliance Bank (Incorporated by reference from Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed September 8, 2022).

10.11(d)

Second Modification to Second Amended and Restated Loan and Security Agreement, dated November 29, 2022, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed December 5, 2022).

10.11(e)

Third Modification to Second Amended and Restated Loan and Security Agreement, dated February 7, 2024, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K, filed February 7, 2024).

10.11(f)

Fourth Modification to Second Amended and Restated Loan and Security Agreement, dated April 5, 2024, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed June 12, 2024).

10.11(g)

Fifth Modification to Second Amended and Restated Loan and Security Agreement, dated November 13, 2024, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed November 15, 2024).

10.11(h)

Sixth Modification to Second Amended and Restated Loan and Security Agreement, dated March 27, 2025, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed March 28, 2025).

10.12

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

10.15

Master Services and Non-Disclosure Agreement, dated as of March 18, 2020, by and between Streamline Health Solutions, Inc. and 180 Consulting, LLC (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2020).

10.16	Sublease Agreement (Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on June 11, 2020).
10.17

Form of Securities Purchase Agreement, by and among Streamline Health Solutions, Inc. and each purchaser identified on the signature pages thereto (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2024).

10.18	Form of Promissory Note of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2024).
19	Streamline Health Solutions, Inc. Insider Trading Policy (Incorporated by reference from Exhibit 19 of the Company’s Annual Report on Form 10-K, as filed with the SEC on May 2, 2025).
21.1	Subsidiaries of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 21.1 of the Company’s Annual Report on Form 10-K, as filed with the SEC on May 2, 2025).
23.1	Consent of Independent Registered Public Accounting Firm - Forvis Mazars, LLP (Incorporated by reference from Exhibit 23.1 of the Company’s Annual Report on Form 10-K, as filed with the SEC on May 2, 2025).
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

97	Streamline Health Solutions, Inc. Clawback Policy (Incorporated by reference from Exhibit 97 of Amendment No. 1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on May 27, 2025).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

#	Management Contracts and Compensatory Arrangements.

Our SEC file number reference for documents filed with the SEC pursuant to the Exchange Act, is 000-28132.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

By:	/S/ BENJAMIN L. STILWILL
Benjamin L. Stilwill
President and Chief Executive Officer

                                                                                                                                                                                                                                                    DATE: May 30, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ WYCHE T. “TEE” GREEN, III	Executive Chairman and Chairman of the Board	May 30, 2025
Wyche T. “Tee” Green, III

/S/ BENJAMIN L. STILWILL	President, Chief Executive Officer and Director	May 30, 2025
Benjamin L. Stilwill	(Principal Executive Officer)

/s/ BRYANT J. REEVES, III	Chief Financial Officer	May 30, 2025
Bryant J. Reeves, III	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JONATHAN R. PHILLIPS	Director	May 30, 2025
Jonathan R. Phillips

/s/ JUSTIN FERAYORNI	Director	May 30, 2025
Justin Ferayorni

/s/ JUDITH E. STARKEY	Director	May 30, 2025
Judith E. Starkey

/s/ KENAN H. LUCAS	Director	May 30, 2025
Kenan H. Lucas

/s/ MATTHEW ETHERIDGE	Director	May 30, 2025
Matthew Etheridge

Exhibit 31.1

STREAMLINE HEALTH SOLUTIONS, INC.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Benjamin L. Stilwill, certify that:

I have reviewed this Amendment No.2 to the Annual Report on Form 10-K/A of Streamline Health Solutions, Inc.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

The registrant’s other certifying officer and I:

●

are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant;

●

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

●

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

●

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

●

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

●

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

●	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 30, 2025

/s/ Benjamin L. Stilwill

President and Chief Executive Officer

Exhibit 31.2

STREAMLINE HEALTH SOLUTIONS, INC.

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bryant J. Reeves, III, certify that:

I have reviewed this Amendment No. 2 to the Annual Report on Form 10-K/A of Streamline Health Solutions, Inc.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

The registrant’s other certifying officer and I:

●

are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant;

●

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

●

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

●

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

●

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

●

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

●	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 30, 2025

/s/ Bryant J. Reeves, III

Chief Financial Officer