Form 10-Q
period 2025-04-30
STREAMLINE HEALTH SOLUTIONS INC.
filed 2025-06-16
CIK 1008586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value per share, as of June 12, 2025, was 4,356,062.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(rounded to the nearest thousand dollars, except share and per share information)

	April 30, 2025	January 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,449,000	$2,183,000
Accounts receivable, net of allowance for credit losses of $59,000 and $59,000, respectively	4,184,000	1,585,000
Contract receivables	637,000	1,571,000
Prepaid and other current assets	310,000	438,000
Total current assets	6,580,000	5,777,000
Non-current assets:
Property and equipment, net of accumulated amortization of $144,000 and $110,000 respectively	45,000	49,000
Capitalized software development costs, net of accumulated amortization of $7,092,000 and $6,762,000, respectively	4,778,000	4,850,000
Intangible assets, net of accumulated amortization of $6,064,000 and $5,655,000, respectively	10,026,000	10,435,000
Goodwill	13,276,000	13,276,000
Other	1,122,000	1,192,000
Total non-current assets	29,247,000	29,802,000
Total assets	$35,827,000	$35,579,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(rounded to the nearest thousand dollars, except share and per share information)

	April 30, 2025	January 31, 2025
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,547,000	$1,541,000
Accrued expenses	1,626,000	1,921,000
Term loan, net of deferred financing costs	7,277,000	7,709,000
Line of credit	2,000,000	1,000,000
Notes payable, net of deferred financing costs	4,703,000	4,415,000
Deferred revenues	7,126,000	6,099,000
Acquisition earnout liability	377,000	377,000
Total current liabilities	24,656,000	23,062,000
Non-current liabilities:
Deferred revenues, less current portion	116,000	240,000
Total non-current liabilities	116,000	240,000
Total liabilities	24,772,000	23,302,000
Commitments and contingencies – Note 8
Stockholders’ equity:
Common stock, $0.01 par value per share, 85,000,000 shares authorized; 4,324,091 and 4,264,482 shares issued and outstanding, respectively	43,000	43,000
Additional paid in capital	138,515,000	138,092,000
Accumulated deficit	(127,503,000)	(125,858,000)
Total stockholders’ equity	11,055,000	12,277,000
Total liabilities and stockholders’ equity	$35,827,000	$35,579,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(rounded to the nearest thousand dollars, except share and per share information)

	Three Months Ended April 30,
	2025	2024
Revenues:
Software as a service	$3,359,000	$2,723,000
Maintenance and support	737,000	890,000
Professional fees and licenses	714,000	717,000
Total revenues	4,810,000	4,330,000
Operating expenses:
Cost of software as a service	1,380,000	1,348,000
Cost of maintenance and support	32,000	42,000
Cost of professional fees and licenses	808,000	887,000
Selling, general and administrative expense	2,788,000	3,192,000
Research and development	903,000	1,111,000
Total operating expenses	5,911,000	6,580,000
Operating loss	(1,101,000)	(2,250,000)
Other (expense) income:
Interest expense	(543,000)	(465,000)
Valuation adjustments	—	(24,000)
Other	(1,000)	—
Loss before income taxes	(1,645,000)	(2,739,000)
Income tax benefit	—	—
Net loss	$(1,645,000)	$(2,739,000)
Basic and Diluted Earnings Per Share:
Net loss per common share – basic and diluted	$(0.40)	$(0.71)
Weighted average number of common shares – basic and diluted	4,128,029	3,881,606

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(rounded to the nearest thousand dollars, except share information)

			Additional		Total
	Common stock	Common stock	paid in	Accumulated	stockholders’
	(Shares)	(Amount)	capital	deficit	equity

Balance at January 31, 2025	4,264,482	$43,000	$138,092,000	$(125,858,000)	$12,277,000
Restricted stock issued	74,928	—	—	—	—
Restricted stock forfeited	(4,007)	—	—	—	—
Surrender of shares	(11,312)	—	(33,000)	—	(33,000)
Share-based compensation	—	—	456,000	—	456,000
Net loss	—	—	—	(1,645,000)	(1,645,000)
Balance at April 30, 2025	4,324,091	$43,000	$138,515,000	$(127,503,000)	$11,055,000

			Additional		Total
	Common stock	Common stock	paid in	Accumulated	stockholders’
	(Shares)	(Amount)	capital	deficit	equity

Balance at January 31, 2024	3,929,446	$39,000	$134,474,000	$(115,699,000)	$18,814,000
Restricted stock issued	81,000	1,000	(1,000)	—	—
Restricted stock forfeited	(3,224)	—	—	—	—
Surrender of shares	(9,273)	—	(67,000)	—	(67,000)
Share-based compensation	—	—	529,000	—	529,000
Issuance of common stock	123,502	1,000	769,000	—	770,000
Offering expenses	—	—	(4,000)	—	(4,000)
Net loss	—	—	—	(2,739,000)	(2,739,000)
Balance at April 30, 2024	4,121,451	$41,000	$135,700,000	$(118,438,000)	$17,303,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(rounded to the nearest thousand dollars)

	Three Months Ended April 30,
	2025	2024
Net loss	$(1,645,000)	$(2,739,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,042,000	1,120,000
Accrued interest expense - notes payable	189,000	152,000
Valuation adjustments	—	24,000
Share-based compensation expense	430,000	499,000
Changes in assets and liabilities:
Accounts and contract receivables	(1,665,000)	17,000
Other assets	66,000	(100,000)
Accounts payable	6,000	(161,000)
Accrued expenses and other liabilities	(295,000)	(262,000)
Deferred revenue	903,000	251,000
Net cash used in operating activities	(969,000)	(1,199,000)
Cash flows from investing activities:
Capitalization of software development costs	(232,000)	(232,000)
Net cash used in investing activities	(232,000)	(232,000)
Cash flows from financing activities:
Repayment of bank term loan	(500,000)	(250,000)
Repayment of line of credit	—	(1,500,000)
Proceeds from issuance of common stock	—	100,000
Proceeds from notes payable	—	4,400,000
Proceeds from line of credit	1,000,000	—
Payments of acquisition earnout liabilities	—	(447,000)
Payments for deferred financing costs	—	(16,000)
Repurchase of common shares to satisfy employee tax withholding	(33,000)	(67,000)
Net cash provided by financing activities	467,000	2,220,000
Net decrease in cash and cash equivalents	(734,000)	789,000
Cash and cash equivalents at beginning of period	2,183,000	3,190,000
Cash and cash equivalents at end of period	$1,449,000	$3,979,000

See accompanying notes to condensed consolidated financial statements.

STREAMLINE HEALTH SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2025

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

The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations applicable to quarterly reports on Form 10-Q of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The condensed consolidated financial statements include the accounts of Streamline Health Solutions, Inc. and each of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s most recent annual report on Form 10-K. Operating results for the three months ended April 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2026.

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

As of  April 30, 2025, the Company had approximately $14 million of total outstanding debt associated with its term loan, line of credit and private placement notes payables, which is classified as a current liability. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. As a result, management concluded that substantial doubt exists about our ability to continue as a going concern.

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

Agreement and Plan of Merger with Mist Holding Co.

On May 29, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mist Holding Co., a Delaware corporation and the parent company of Hayes Management Consulting LLC d/b/a MDaudit (“Parent”), and MD BE Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “Merger”). Refer to Note 10, Subsequent Events for additional information about the Merger.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the Annual Report on Form 10-K for fiscal year 2024. Users of financial information for interim periods are encouraged to refer to the notes to the condensed consolidated financial statements contained in the Annual Report on Form 10-K when reviewing interim financial results.

Segments

The Company operates as a single operating segment. The Company’s chief operating decision maker is one individual and has the role of Chief Executive Officer (the "CODM"). The CODM reviews financial information including operating results and assets on a consolidated basis, accompanied by the Company's revenue consistent with the categories presented below. For information about how the Company derives revenue, as well as the Company’s accounting policies, refer to Note 2—Significant Accounting Policies. The CODM uses consolidated net income to assess performance, evaluate cost optimization, and allocate financial, capital and personnel resources. This measure is used in the annual operating plan and forecasting process as well as ongoing decisions driven by the monthly reviews of the plan versus actual results. The following table sets forth significant expense categories and other specified amounts included in consolidated net loss that are reviewed by the CODM, or are otherwise regularly provided to the CODM, for the three months ended April 30, 2025 and 2024:

	Fiscal Year
	2025	2024
Revenues:
Software as a service	$3,359,000	$2,723,000
Maintenance and support	737,000	890,000
Professional fees and licenses	714,000	717,000
Total revenues	4,810,000	4,330,000
Operating expenses:
Cost of Sales(1)	1,692,000	1,633,000
General & Administrative(1)	1,537,000	1,727,000
Sales & Marketing(1)	552,000	720,000
Research & Development(1)	803,000	951,000
Stock Based Compensation	430,000	499,000
Depreciation & amortization expense	874,000	1,018,000
Other operating expenses(2)	23,000	32,000
Total operating expenses	5,911,000	6,580,000
Operating loss	(1,101,000)	(2,250,000)
Other income (expense):
Interest expense	(543,000)	(465,000)
Valuation adjustments	—	(24,000)
Other	(1,000)	—
Loss before income taxes	(1,645,000)	(2,739,000)
Income tax benefit (expense)	—	—
Net Loss	$(1,645,000)	$(2,739,000)

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

The table below provides the Level 3 roll-forward on the fair value of our acquisition earnout liability for the three months ended April 30, 2024. There was no Level 3 roll-forward activity for the three months ended April 30, 2025.

Three-months ended
April 30, 2024
Beginning balance	$1,794,000
Settlement – common stock	(690,000)
Settlement – cash	(447,000)
Realized loss	159,000
Transfer out	(817,000)
Ending balance	$—

The value of the Company’s acquisition earnout liability at April 30, 2025, represents the remaining cash obligation of $377,000. The Company reached an agreement with the former owners of Avelead to settle the cash obligation by making periodic payments. The remaining outstanding amounts were originally contractually due by October 31, 2024.

The fair value of the Company’s term loan under its Second Amended and Restated Loan and Security Agreement (as amended and modified, the “Second Amended and Restated Loan Agreement”) was determined through an analysis of the interest rate spread from the date of closing the loan ( August 2021) to the date of the most recent balance sheets, April 30, 2025 and January 31, 2025. The term loan bears interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The prime rate is variable and, thus accommodates changes in the market interest rate. However, the interest rate spread (the 1.5% added to the Prime Rate) is fixed. We estimated the impact of the changes in the interest rate spread by analogizing the effect of the change in the published “Corporate Bond Rates,” reduced for any changes in the market interest rate. This provided us with an estimated change to the interest rate spread of approximately 0.5% from the date we entered the Second Amended and Restated Loan Agreement for the term loan. The fair value of the Company's term loan as of April 30, 2025 and January 31, 2025, was estimated to be $6,838,000 and $7,330,000, respectively, or a discount to book value of $162,000 and $171,000, respectively. The fair value of the line of credit as of  April 30, 2025 and  January 31, 2025, was estimated to be $1,984,000 and $991,000, respectively, or a discount to book value of $16,000 and $9,000, respectively. The fair value of the Company's term loan and line of credit represents a Level 2 measurement.

The estimated fair value of the Company’s notes payable under its private placement notes payables was determined through an analysis of the interest rate spread from the date of closing of the private placement ( February 7, 2024) to the date of the most recent balance sheet, January 31, 2025. The Company estimated the yield of a 30-month treasury by interpolating the yields of the 1-month through 10-year treasury yields on February 7, 2024 (the “Issuance Date”) and the measurement date. A High Yield Index Option Adjusted Spread, as published by the Federal Reserve Bank of St. Louis, for the same dates was added to the treasury yield spread to calculate a High-Yield Spread Adjusted 30-Month Rate. This provided an estimated change to the effective interest rate spread of approximately 0.98% less than the Issuance Date. The fair value of the Company's notes payable as of April 30, 2025 and January 31, 2025, was estimated to be $4,703,000 and $4,357,000, respectively, or a discount to book value of $3,700 and $58,000, respectively. The fair value of the Company's notes payable represents a Level 2 measurement.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type and nature of revenue stream:

	Three Months Ended
	April 30, 2025	April 30, 2024
Over time revenue	$4,810,000	$4,195,000
Point in time revenue	—	135,000
Total revenue	$4,810,000	$4,330,000

 The Company includes revenue categories of (i) SaaS, (ii) maintenance and support, (iii) professional services, and (iv) audit services as over time revenue. For point in time revenue, the performance obligation is recognized as the point in time when the obligation is fully satisfied. The Company includes software licenses as point in time revenue.

Contract Receivables and Deferred Revenues

The Company receives payments from customers based upon contractual billing schedules. Contract receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenue includes payments received in advance of performance under the contract. The Company’s contract receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Contract receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue. During the three months ended April 30, 2025, the Company recognized approximately $2,701,000 in revenue from deferred revenues outstanding as of January 31, 2025. Revenue allocated to remaining performance obligations was $28,988,000 as of April 30, 2025, of which the Company expects to recognize approximately 48% over the next 12 months and the remainder thereafter.

Deferred costs (costs to fulfill a contract and contract acquisition costs)

The Company defers the direct costs, which include salaries and benefits, for professional services related to SaaS contracts as a cost to fulfill a contract. These deferred costs will be amortized on a straight-line basis over the period of expected benefit which is the contractual term. As of April 30, 2025 and January 31, 2025, the Company had deferred costs of $63,000 and $65,000, respectively, net of accumulated amortization of $79,000 and $67,000, respectively. Amortization expense of these costs was $12,000 and $20,000 for the three months ended April 30, 2025 and 2024, respectively, and is included in cost of SaaS in the condensed consolidated statements of operations.

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

As of April 30, 2025 and January 31, 2025, deferred commission costs paid and payable, which are included on the consolidated balance sheets within other non-current assets totaled $1,059,000 and $1,127,000, respectively. Amortization expense associated with deferred sales commissions, which is included in selling, general and administrative expense in the condensed consolidated statements of operations, was $119,000 and $140,000 for the three months ended April 30, 2025 and 2024, respectively.

Allowance for Credit Losses

The Company estimates current expected credit losses based on historical credit loss rates and applied an increase to account for future economic conditions. The changes in the Company’s allowance for credit losses is as follows:

	January 31, 2025	Provision adjustments	Write-offs & Recoveries	April 30, 2025
Allowance for credit losses	$59,000	—	—	$59,000

	January 31, 2024	Provision adjustments	Write-offs & Recoveries	April 30, 2024
Allowance for credit losses	$86,000	$—	$31,000	$117,000

Equity Awards

The Company accounts for share-based payments based on the grant-date fair value of the awards with compensation cost recognized as expense over the requisite service period, and forfeitures are recognized as incurred. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the entity had paid cash for the goods or services. The Company incurred total compensation expense related to share-based awards for the three months ended April 30, 2025 of $430,000, net of $26,000 of capitalized non-employee stock compensation, compared to share-based compensation expense of $499,000 net of $30,000 of capitalized non-employee stock compensation, for the three months ended April 30, 2024.

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

The Company issues restricted stock awards in the form of Company common stock. The fair value of these awards is based on the market closing price per share on the grant date. For the three months ended April 30, 2025, the Company issued 12,000 shares of restricted common stock, compared to 80,991 shares of restricted common stock for the three months ended April 30, 2024, respectively. The Company expenses the compensation cost of these awards as the restriction period lapses.

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

On July 18, 2024, the Company, as a component of the awards to the board of directors of the Company (the “Board”) discussed above, executed a Restricted Stock Agreement (the “Restricted Stock Agreement”) to issue 13,333 shares of restricted stock with a market vesting condition to a member of the Board. The shares will vest on the date the stock closes at a fair market value of at least $26.25 per share.

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

The warrants initially met the classification of liability as of the origination date on  February 7, 2024. In the second quarter of fiscal 2024, the warrants met the requirements of equity classification, and a final valuation of the fair value of the warrant liability was performed and recorded. The estimated fair value of the warrant liability is calculated using a Black-Scholes pricing model. The model input uses the warrant strike prices of $5.70 and $5.85, the market prices on the measurement dates ($5.10 as of  February 7, 2024, $4.50 as of  April 30, 2024, and $4.95 as of  May 7, 2024) plus assumptions and model inputs for expected term, historical volatility and risk-free interest rate impact the fair value estimate. These assumptions are subjective and are generally derived from external (such as, risk-free rate of interest) and historical data (such as, volatility factor and expected term). The warrants carry a term of 48 months, and the Company assumes they are held until expiration. The risk-free rate was determined from the U.S. Treasury published daily treasury yields corresponding with the remaining expected term which ranged between 4% - 5%. The Company’s common stock volatility was estimated between 91% - 92% utilizing its historical average closing price for preceding trading days equal to expected term remaining.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether certain tax positions are more likely than not to be sustained upon examination by tax authorities. The Company believes it has appropriately accounted for any uncertain tax positions as of April 30, 2025.

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

The following is the calculation of the basic and diluted net loss per share of common stock for the three months ended April 30, 2025 and 2024:

	Three Months Ended
	April 30, 2025	April 30, 2024
Basic and diluted loss per share:
Net loss	$(1,645,000)	$(2,739,000)
Basic and diluted net loss per share of common stock	$(0.40)	$(0.71)
Weighted average shares outstanding – basic and diluted (1)(2)	4,128,029	3,881,606

(1)

Includes the effect of vested and excludes the effect of unvested restricted shares of common stock, which are considered non-participating securities. As of April 30, 2025 and 2024, there were 218,352 and 179,164 unvested restricted shares of common stock outstanding, respectively.

(2)

Diluted net loss per share excludes the effect of shares that are anti-dilutive. For the three months ended April 30, 2025, diluted earnings per share excludes 3,530 outstanding stock options, 218,352 unvested restricted shares of common stock, and 237,027 shares of common stock issuable through the exercise of warrants. For the three months ended April 30, 2024, diluted earnings per share excludes 4,400 outstanding stock options, 179,164 unvested restricted shares of common stock, and 267,728 shares of common stock issuable through the exercise of warrants.

Restructuring

On October 16, 2023, the Company announced it was executing a strategic restructuring (the "Strategic Restructuring") designed to reduce expenses while maintaining the Company’s ability to expand its SaaS business. The Strategic Restructuring initiatives included a reduction in force, resulting in the termination of 26 employees, or approximately 24% of the Company’s workforce. To execute the Strategic Restructuring, the Company incurred one-time restructuring costs associated with the workforce reduction of $759,000, and the Company has recognized all expenses associated with the Strategic Restructuring as of the end of fiscal 2023. The costs pertain to severance and other employee termination-related costs and various professional fees the Company required to assist with execution of the Strategic Restructuring. The following is a reconciliation of the Strategic Restructuring liability reflected on the Company’s consolidated balance sheet under “accrued expenses” for the three months ended April 30, 2024. The accrued balance was paid out prior to January 31, 2025.

	(in thousands)

	Accrued Balance as of	2024	2024	Accrued Balance as of
	January 31, 2024	Expenses to Date	Cash Payments	April 30, 2024
Severance expense
Cost of sales	$—	$—	$—	$—
Selling, general, and administrative	74	—	(65)	9
Research and development	—	—	—	—
Total severance expense	$74	$—	$(65)	$9
Professional fees	—	—	—	—
Total	$74	$—	$(65)	$9

Non-Cash Items

For the three months ended April 30, 2025 and 2024, the Company recorded a change in capitalized software purchased with stock, totaling $26,000 and $30,000, respectively, as non-cash items as it relates to non-cash investing activities in the consolidated statements of cash flow.

For the three months ended April 30, 2024, the Company settled the second year acquisition earnout liability in connection with the Avelead acquisition with the issuance of common shares in the amount of $690,000, issued warrants in the amount of $881,000 as debt discounts, settled the warrant liability of $837,000 with an equity based warrant, respectively, as non-cash items as it relates to financing activities in the condensed consolidated statements of cash flows. The Company did not have any similar non-cash financing activities in the three months ended April 30, 2025.

Recent Accounting Pronouncements Not Yet Adopted

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhance the transparency and decision usefulness of income tax disclosures. For public entities, ASU 2023-09 is effective for annual periods beginning after  December 15, 2024. The adoption of this ASU is not expected to have a material impact on our condensed consolidated financial statements or disclosures.

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

As of January 31, 2024, the estimated aggregate value of the second year earnout consideration was $1,794,000. On March 27, 2024, the Company issued 105,958 unregistered securities in the form of restricted common stock, par value $0.01 per share, with respect to the second year earnout consideration. For the three months ended April 30, 2025 and 2024, the Company made cash payments of $0 and $447,000 respectively, related to the second year earnout consideration. The remaining outstanding amounts were originally contractually due by October 31, 2024. The remaining cash liability is reflected on the Company’s consolidated balance sheet as “acquisition earnout liability” and totaled $377,000 as of April 30, 2025.

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

The Company has moved to a virtual office model and does not have a physical office space. Membership agreements and daily space rentals are leveraged by the Company when groups need to meet in person with the costs expensed as incurred. For the three months ended April 30, 2025 and 2024, the Company recorded $2,000 and $7,000, respectively, related to such office space rentals.

NOTE 5 — DEBT

Outstanding principal balances consisted of the following at April 30, 2025:

	April 30, 2025	January 31, 2025
Term loan	$7,000,000	$7,500,000
Financing cost payable	307,000	245,000
Less: Deferred financing cost	(30,000)	(36,000)
Total	7,277,000	7,709,000
Less: Current portion of term loan	(7,277,000)	(7,709,000)
Non-current portion of term loan	$—	$—

	April 30, 2025	January 31, 2025
Notes payable and accrued interest	$5,283,000	$5,095,000
Less: Discount on notes payable	(489,000)	(573,000)
Less: Deferred financing costs	(91,000)	(107,000)
Total	4,703,000	4,415,000
Less: Current portion of notes payable	(4,703,000)	(4,415,000)
Non-current portion of notes payable	$—	$—

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

The Company executed a Third Modification and Waiver to Second Amended and Restated Loan Agreement (the “Third Modification”) and a Fourth Modification to Second Amended and Restated Loan Agreement (the “Fourth Modification”) on February 7, 2024 and April 5, 2024, respectively (collectively, the “Third and Fourth Modifications”). The Third and Fourth Modifications reestablished the customary financial covenants for the Loan Agreement. On   November 13, 2024, the Company executed the Fifth Modification to Second Amended and Restated Loan and Security Agreement (the “Fifth Modification”) that amended, among other things, the Minimum Adjusted EBITDA and Maximum ARR Net Leverage Ratio covenants. On  March 27, 2025, the Company and certain of its subsidiaries entered into a Sixth Modification and Waiver (the “Sixth Modification”) to the Loan Agreement with Western Alliance Bank and amended certain financial covenants as follows:

●

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

●

Minimum Adjusted EBITDA. Commencing with the month ending February 28, 2025, Borrowers shall maintain Adjusted EBITDA, measured on a monthly basis as of the last day of each month, in an amount not less than the amounts (or, in the case of amounts set forth in parentheses, no worse than the amounts) set forth under the heading “Minimum Adjusted EBITDA” as of, and for each of the dates appearing adjacent to such “Minimum Adjusted EBITDA.”

Minimum Adjusted
Month Ending	EBITDA
February 28, 2025	$(225,000)
March 31, 2025	$(460,000)
April 30, 2025	$(300,000)
May 31, 2025	$(250,000)
June 30, 2025	$—

The Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default. The line of credit also is subject to customary prepayment requirements. Substantially all the assets of the Company are collateralized by the Loan Agreement. For the period ended  April 30, 2025, the Company was in compliance with the financial covenants under the Loan Agreement. The Company has determined that it is probable that a covenant  may not be achieved in the next 12 months, and as such, the Company has reclassified the Term Loan and Revolving Line of Credit balances as current as of  January 31, 2025 and April 30, 2025.

The Company recorded $20,000 in deferred financing costs related to the Second Modification. These deferred financing costs are being amortized over the remaining term of the loan. The Company also incurred $50,000 in financing costs related to the Second Modification and $300,000 related to the Fifth Modification at the earlier of the term date of the loan, or pre-payment. These costs are being accreted, through interest expense, to the full value of the $550,000 over the remaining term of the loan. The full value of $550,000 includes the $200,000 costs incurred in connection with the Loan Agreement.

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

The Company allocated the total proceeds from the Debt Private Placement and Common Stock Private Placement (refer to Note 7 – Equity) across the securities issued in connection with offerings. The Company recorded an initial liability of $881,000 for the Warrants at fair value using a Black-Scholes model. The Company immediately recognized $46,000 in issuance costs as expense related to the agreements for the Warrants. During the second quarter of fiscal 2024, the Company reclassified the $837,000 remeasured value of the Warrants as additional paid in capital on the consolidated Balance Sheet.

NOTE 6 — INCOME TAXES

Income tax expense was $0 for the three months ended April 30, 2025 and 2024, respectively. The effective income tax rate on continuing operations of approximately 0% differs from our combined federal and state statutory rate of 24% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

The Company has recorded $331,000 in reserves for uncertain tax positions as of  April 30, 2025 and January 31, 2025, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through January 31, 2021. All material state and local income tax matters have been concluded for years through January 31, 2020. The Company is no longer subject to IRS examination for periods prior to the tax year ended January 31, 2021; however, carryforward losses that were generated prior to the tax year ended January 31, 2021, may still be adjusted by the IRS if they are used in a future period.

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

Registration of Shares Issued to 180 Consulting

On May 7, 2024, the Company filed a Registration Statement on Form S-3 (Registration No. 333-279190), as amended by that certain Pre-Effective Amendment No. 1 to Form S-3 filed on May 24, 2024, for purpose of registering for resale 37,647 shares of common stock issued to 180 Consulting, Inc. (“180 Consulting”). The Registration Statement was declared effective by the SEC on June 10, 2024.

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Consulting Agreement with 180 Consulting, LLC

On March 19, 2020, the Company entered into that certain Master Services Agreement and Non-Disclosure Agreement with 180 Consulting, as amended by that certain First Amendment to Master Services and Non-Disclosure Agreement, dated as of February 1, 2021 (the “MSA”) with 180 Consulting, pursuant to which 180 Consulting has provided and will continue to provide a variety of consulting services in support of eValuator products including product management, operational consulting, staff augmentation, internal systems platform integration and software engineering services, among others, through separate executed statements of work (“SOWs”). On September 20, 2021, the Company entered into a separate MSA in support of Avelead products. As of December 2023, all outstanding SOWs under both MSAs were effectively replaced by two new SOWs. As of April 30, 2025, there were two active SOWs under the eValuator MSA. One of the active SOWs included, as of April 30, 2025, the ability to earn stock at a conversion rate to be calculated 20 days after the execution of the related SOW. As of April 30, 2025, the MSA included a termination clause upon a 90-day written notice. While no related party has a direct or indirect material interest in this MSA or the related SOWs, individuals providing services to the Company under the MSA and the SOWs may share workspace and administrative costs with 121G Consulting, LLC (“121G”). Mr. Green is a “member” of 121G, and, accordingly, has a financial interest in that entity. 180 Consulting earned 30,774 and 27,910 shares for the three months ended April 30, 2025 and 2024, respectively, and has earned an aggregate of 249,355 shares of the Company’s common stock through April 30, 2025. For services rendered by 180 Consulting during the three months ended April 30, 2025 and 2024, the Company incurred fees of $554,000 and $539,000, respectively. For the three months ended April 30, 2025 and 2024, the Company recorded capitalized non-employee stock compensation of $26,000 and $30,000, respectively. The Company paid fees of $600,000 and $376,000 for services rendered by 180 Consulting during the three months ended April 30, 2025 and 2024, respectively.

Inclusive of the MSA executed with 180 Consulting are SOWs that provide for the Company to sublicense software through 180 Consulting that is owned by 121G. This is a services agreement for access to software that assists the Company in implementing and integrating with our clients’ technology. The license agreement is designed such that there is no material financial benefit that accrues to 121G. 180 Consulting licenses the software from 121G at cost. The Company paid approximately $257,000 and $141,000 for the SOWs that include the sublicense agreement for the three months ended April 30, 2025 and 2024, respectively, which are included in the aforementioned totals above.

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

NOTE 10- SUBSEQUENT EVENTS

Agreement and Plan of Merger with Mist Holding Co.

On May 29, 2025, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent.

At the effective time of the Merger, each share of common stock of the Company issued and outstanding as of immediately prior to the effective time of the Merger (other than (i) any shares held by the Company as treasury stock and not held on behalf of third parties, any shares owned by Parent or Merger Sub and any shares owned by any direct or indirect wholly owned subsidiary of Parent or Merger Sub, and (ii) any shares held by holders who have not voted in favor of the adoption of the Merger Agreement (or consented thereto in writing and who are entitled to demand, and who have perfected a demand, for appraisal rights of such shares in accordance with Section 262 of the General Corporation Law of the State of Delaware, as may be amended from time to time), will automatically be cancelled and converted into the right to receive the Merger Consideration.

The Merger is subject to certain customary conditions, including, among others: (i) the receipt of the vote in favor of the adoption of the Merger Agreement by the holders of two-thirds of the outstanding shares of common stock of the Company entitled to vote thereon (the “Requisite Company Stockholder Approval”) at a meeting of the Company’s stockholders (the “Company Stockholders Meeting”); (ii) no court or governmental authority having enacted any law or order that restrains, enjoins, renders illegal or otherwise prevents the consummation of the Merger; (iii) each parties’ representations and warranties are accurate, subject to customary materiality standards; and (iv) each party shall have performed in all material respects its obligations under the Merger Agreement. Additionally, Parent’s obligation to close the Merger is subject to the condition that there has not occurred a material adverse effect (as defined in the Merger Agreement) with respect to the Company since the date of the Merger Agreement.

The Merger Agreement provides for certain termination rights, including, among others, the right of the parties to terminate the Merger Agreement (i) by mutual written consent; (ii) if the Merger has not been consummated as of December 31, 2025 (the “Outside Date”); (iii) if the Requisite Company Stockholder Approval is not obtained; (iv) if there is any final and non-appealable law or order that permanently restrains, enjoins, renders illegal or otherwise permanently prevents the consummation of the Merger; and (v) if the other party breaches its representations, warranties, covenants or agreements and such breach would result in the failure of a closing condition in favor of the other party, in each case, subject to a cure period set forth in the Merger Agreement. In addition, the Company may terminate the Merger Agreement in order for the Board to cause or permit the Company to enter into an Alternative Acquisition Agreement (as defined in the Merger Agreement) with respect to a Superior Proposal (as defined in the Merger Agreement), and Parent may terminate the Merger Agreement if the Board changes its recommendation in favor of the Merger Agreement.

The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Parent a termination fee of $950,000, including if the Company terminates the Merger Agreement to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal, Parent terminates the Merger Agreement because the Board changes its recommendation in favor of the Merger Agreement, or either party terminates the Merger Agreement because the Merger has not been consummated as of the Outside Date or the Requisite Company Stockholder Approval is not obtained, in each case, at a time that Parent also had a right to terminate the Merger Agreement for the Board changing its recommendation in favor of the Merger Agreement. This termination fee will also be payable by the Company if the Merger Agreement is terminated under certain circumstances and, prior to such termination, an alternative acquisition proposal has been made public (or otherwise become publicly known) or announced to the Company or the Board and has not been withdrawn publicly without qualification at least five business days prior to the Company Stockholders Meeting or prior to the date of termination, and within twelve (12) months after such termination, the Company consummates a transaction contemplated by an alternative acquisition proposal or enters into an Alternative Acquisition Agreement.

Voting Agreements

On May 29, 2025, concurrently with the execution and delivery of the Merger Agreement, certain officers and directors of the Company and their respective affiliates entered into Voting and Support Agreements with Parent (each, a “Voting Agreement”). Pursuant to the Voting Agreements, each of such officers and directors of the Company and their respective affiliates have agreed, among other things, to vote all shares owned by them (i) in favor of the approval and adoption of the Merger Agreement and the transactions contemplated thereby, any other matters necessary for the consummation of the Merger, and any other matters necessary for the consummation of the Merger and any adjournment or postponement of the Company Stockholders Meeting if there are not sufficient votes for there to be a quorum or for the approval and adoption of the Merger Agreement, and (ii) against any alternative acquisition proposal from a third party, any action or proposal in furtherance of such an acquisition proposal, and any other actions that are intended to, or would reasonably be expected to, result in the conditions to the closing of the Merger not being satisfied or a breach by the Company of the Merger Agreement, change in the capitalization of the Company or the voting rights of the Company’s securities, or otherwise impede, interfere with, delay, discourage, adversely affect or inhibit the timely consummation of the Merger; provided, however, that nothing in the Voting Agreements shall affect any actions taken by such stockholder or any of such stockholder’s affiliates (or any officer, director or employee thereof) solely in his or her capacity as a director or officer of the Company or from complying with his or her fiduciary obligations solely to the extent acting in such Person’s capacity as a director or officer of the Company.

The Voting Agreements terminate upon the earliest of the effective time of the Merger, the valid termination of the Merger Agreement in accordance with its terms, the mutual written agreement of Parent and the applicable stockholder to terminate the Voting Agreement, and the date on which, subject to the terms of the Voting Agreements, the applicable stockholder delivers written notice to Parent of such stockholder’s election, in its sole discretion, to terminate the Voting Agreement following any amendment or modification to the Merger Agreement that reduces the amount of the Merger Consideration, changes the form of any of the Merger Consideration or otherwise modifies the terms of the Merger Agreement in a manner that is materially adverse to the Company’s stockholders as a whole.

Amended and Restated Master Services and Non-Disclosure Agreement with 180 Consulting

In connection with the Merger and the delisting of the Shares from the Nasdaq Capital Market that is anticipated to occur in connection therewith, on  May 29, 2025, the Company entered into an Amended and Restated Master Services and Non-Disclosure Agreement (including the related amended and restated statements of work, the “A&R Consulting Agreement”) with 180 Consulting. The A&R Consulting Agreement amends and restates the MSA, under which 180 Consulting has provided and is providing certain software development services and licensing certain software to the Company, as set forth in the related statements of work, in exchange for both cash and equity compensation.

The A&R Consulting Agreement amends and restates the MSA and the related statements of work in their entirety to, among other things, (i) provide for certain compensation to 180 Consulting to be paid in cash in lieu of the issuance of shares of Company common stock, (ii) modify the term of 180 Consulting’s services thereunder and (iii) provide certain other rights for each of the parties thereto. The initial term of the A&R Consulting Agreement is through March 31, 2026, after which the A&R Consulting Agreement will automatically renew for successive twelve-month periods unless terminated by the parties thereto. Either party thereto may terminate the services under the A&R Consulting Agreement for any reason upon ninety days to six months advance notice (depending on the service), except that 180 Consulting will not be permitted to terminate any such services prior to the end of the initial term.

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

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 and in our subsequent filings with the SEC, and include among others, the following:

●	our proposed acquisition by Mist Holding Co. including our expectations regarding the anticipated occurrence, manner, timing and completion thereof and its effects on our relationships with employees, customers, vendors, and other business partners;

●	competitive products and pricing;

●	product demand and market acceptance;

●	entry into new markets;

●	new product and services development and commercialization;

●	key strategic alliances with vendors and channel partners that resell our products;

●	uncertainty in continued relationships with customers due to termination rights;

●	our ability to control costs;

●	availability, quality and security of products produced, and services provided by third-party vendors;

●	the healthcare regulatory environment;

●	potential changes in legislation, regulation and government funding affecting the healthcare industry;

●	healthcare information systems budgets;

●	availability of healthcare information systems trained personnel for implementation of new systems, as well as maintenance of legacy systems;

●	the success of our relationships with channel partners;

●	fluctuations in operating results;

●	our ability to continue as a going concern;

●	our future cash needs and, if and when required, our ability to obtain additional debt and/or equity financing on terms acceptable to us;

●	the consummation of resources in researching acquisitions, business opportunities or financings and capital market transactions;

●	the failure to adequately integrate past and future acquisitions into our business;

●	critical accounting policies and judgments;

●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organizations;

●	changes in economic, business and market conditions impacting the healthcare industry and the markets in which we operate;

●	impairment of our goodwill and other intangible assets;

●	the extent to which health epidemics and other outbreaks of communicable diseases could disrupt our operations and/or materially and adversely affect our business and financial conditions;

●	our ability to maintain compliance with the terms of our credit facilities; and

●	our ability to maintain compliance with the continued listing standards of Nasdaq.

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

The Company’s software solutions are delivered to clients either by access to the Company’s hosted web applications in the cloud through a secure connection, commonly referred to as a software as a service delivery method, or by a fixed-term or perpetual license, where such software is installed locally in the client’s data center.

The Company operates exclusively in one segment as a provider of health information technology solutions and associated services that improve healthcare processes and information flows within a healthcare facility. The Company sells its solutions and services in North America to hospitals and health systems through its direct sales force and its reseller partnerships.

Recent Developments

Pending Transaction with Mist Holding Co.

On May 29, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mist Holding Co., a Delaware corporation and the parent company of Hayes Management Consulting LLC d/b/a MDaudit (“Parent”), and MD BE Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “Merger”).

At the effective time of the Merger, each share of common stock of the Company issued and outstanding as of immediately prior to the effective time of the Merger (other than (i) any shares held by the Company as treasury stock and not held on behalf of third parties, any shares owned by Parent or Merger Sub and any shares owned by any direct or indirect wholly owned subsidiary of Parent or Merger Sub, and (ii) any shares held by holders who have not voted in favor of the adoption of the Merger Agreement (or consented thereto in writing and who are entitled to demand, and who have perfected a demand, for appraisal rights of such shares in accordance with Section 262 of the General Corporation Law of the State of Delaware, as may be amended from time to time), will automatically be cancelled and converted into the right to receive $5.34 per share in cash, without interest (the “Merger Consideration”).

The Merger is subject to certain customary conditions, including, among others: (i) the receipt of the vote in favor of the adoption of the Merger Agreement by the holders of two-thirds of the outstanding shares of common stock of the Company entitled to vote thereon at a meeting of the Company’s stockholders; (ii) no court or governmental authority having enacted any law or order that restrains, enjoins, renders illegal or otherwise prevents the consummation of the Merger; (iii) each parties’ representations and warranties are accurate, subject to customary materiality standards; and (iv) each party shall have performed in all material respects its obligations under the Merger Agreement. Additionally, Parent’s obligation to close the Merger is subject to the condition that there has not occurred a material adverse effect (as defined in the Merger Agreement) with respect to the Company since the date of the Merger Agreement.

The Merger Agreement provides for certain termination rights, including, among others, the right of the parties to terminate the Merger Agreement (i) by mutual written consent; (ii) if the Merger has not been consummated as of December 31, 2025 (the “Outside Date”); (iii) if the Company does not receive votes in favor of the adoption of the Merger Agreement by the holders of two-thirds of the outstanding shares of common stock of the Company entitled to vote thereon (the “Requisite Company Stockholder Approval”) at a meeting of the Company’s stockholders (the “Company Stockholders Meeting”); (iv) if there is any final and non-appealable law or order that permanently restrains, enjoins, renders illegal or otherwise permanently prevents the consummation of the Merger; and (v) if the other party breaches its representations, warranties, covenants or agreements and such breach would result in the failure of a closing condition in favor of the other party, in each case, subject to a cure period set forth in the Merger Agreement. In addition, the Company may terminate the Merger Agreement in order for the board of directors of the Company (the “Board”) to cause or permit the Company to enter into an Alternative Acquisition Agreement (as defined in the Merger Agreement) with respect to a Superior Proposal (as defined in the Merger Agreement), and Parent may terminate the Merger Agreement if the Board changes its recommendation in favor of the Merger Agreement.

The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Parent a termination fee of $950,000, including if the Company terminates the Merger Agreement to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal, Parent terminates the Merger Agreement because the Board changes its recommendation in favor of the Merger Agreement, or either party terminates the Merger Agreement because the Merger has not been consummated as of the Outside Date or the Requisite Company Stockholder Approval is not obtained, in each case, at a time that Parent also had a right to terminate the Merger Agreement for the Board changing its recommendation in favor of the Merger Agreement. This termination fee will also be payable by the Company if the Merger Agreement is terminated under certain circumstances and, prior to such termination, an alternative acquisition proposal has been made public (or otherwise become publicly known) or announced to the Company or the Board and has not been withdrawn publicly without qualification at least five business days prior to the Company Stockholders Meeting or prior to the date of termination, and within twelve (12) months after such termination, the Company consummates a transaction contemplated by an alternative acquisition proposal or enters into an Alternative Acquisition Agreement. Refer to Note 10, Subsequent Events for additional information about the Merger.

Loan Modification

On March 27, 2025, the Company executed the Sixth Modification and Waiver (the “Sixth Modification”) to the Loan Agreement. Refer to Note 5 – Debt for additional information.

Results of Operations

Revenues

	Three Months Ended
($ in thousands):	April 30, 2025	April 30, 2024	Change	% Change

Software as a service	$3,359	$2,723	$636	23%
Maintenance and support	$737	890	(153)	(17)%
Professional fees and licenses	$714	717	(3)	(0)%
Total Revenues	$4,810	$4,330	$480	11%

Software as a Service (SaaS) — Revenue from SaaS for the three months ended April 30, 2025 increased $636,000 compared to the prior year period. The growth of SaaS revenue was primarily the result of successful implementations of the Company’s eValuator and RevID products, partially offset by the net amount of $452,000 in customer non-renewalst. The Company expects quarterly SaaS revenue to remain relatively flat during fiscal 2025 as it continues to execute and deliver on signed agreements.

Maintenance and support — For the three months ended April 30, 2025, revenue from maintenance and support decreased $153,000 compared to the prior year period. The Company continues to prioritize SaaS products, and anticipates maintenance and support revenue will continue to decline for the remainder of fiscal 2025 due to expected contract non-renewals and limited new sales.

Professional fees and licenses — Revenues from professional fees and licenses include proprietary software, term license, professional services and audit and coding services revenue. Total professional fees and license revenues for the three months ended April 30, 2025, decreased $3,000 compared to the prior year period. The Company has primarily shifted the business from perpetual software licenses to a SaaS model. Software license sales come solely from our channel partners; therefore, the periodic amounts are less predictable and consistent than recurring revenues.

For the three months ended April 30, 2025, revenue from professional services decreased $16,000 compared to the prior year period. Professional services for a subset of the Company's solutions are recognized as the services are performed. The Company expects professional services revenue to fluctuate based on the timing and combination of products currently being implemented. For the three months ended April 30, 2025, the Company saw a decrease in license revenue of $135,000 compared to the prior year period. The Company is primarily focused on growth of its SaaS products, and, accordingly, is not expecting growth in license revenue for the remainder of fiscal 2025.

For the three months ended April 30, 2025, revenue from audit services increased $148,000 compared to the prior year period. The increase was driven primarily from existing and new clients utilizing the Company's with audit services. Certain existing clients shifted their demand for audit services which resulted in a net increase of audit service revenue of $131,000 for the three months ended April 30, 2025. New clients resulted in a $17,000 increase for the three months ended April 30, 2025, compared to the prior year period. The Company believes demand for its onshore, technically proficient coders and auditors in the marketplace is strong and that it has a competitive edge in providing audit and coding services as an offering independently or in conjunction with the eValuator solution as a technology-enabled service. As a result of shifting demand among clients, the Company anticipates the audit and coding services to remain relatively flat throughout the remainder of fiscal 2025.

Cost of Sales

	Three Months Ended
(in thousands):	April 30, 2025	April 30, 2024	Change	% Change
Cost of software as a service	$1,380	$1,348	$32	2%
Cost of maintenance and support	32	42	(10)	(24)%
Cost of professional fees and licenses	808	887	(79)	(9)%
Total cost of sales	$2,220	$2,277	$(57)	(3)%

Cost of software as a service (SaaS) – The cost of SaaS consists of expenses associated with (i) amortization of capitalized software, (ii) royalties payable to third-parties for use of their coding related content, and (iii) personnel and network infrastructure required to deploy and support applications for each client. For the three months ended April 30, 2025, the cost of SaaS solutions increased $32,000 compared to the prior year period. The increase was primarily driven by higher royalty expenses, salaries and outside contracting fees totaling to $95,000, offset by lower infrastructure costs and reduced amortization of capitalized software expenses totaling $73,000.  Certain expenses included in our cost of SaaS are tied to volumes. These expenses include coding tools supporting eValuator and a third-party system that translates data from the hospital system to the Company’s systems. The Company expects these costs of SaaS solutions to increase as revenue increases.

For the three months ended April 30, 2025, the cost of SaaS solutions includes non-cash charges of $507,000 related to the amortization of capitalized software expenses. The Company expects margins related to SaaS solutions to increase in the future from clients currently in the process of implementation. Certain costs included in cost of SaaS, such as labor and third-party content providers, negatively impact gross margin before a client is fully implemented and revenue is recognized.

Cost of maintenance and support – The cost of maintenance and support includes compensation and benefits for client support personnel required to provide product support for clients on our CDI and Abstracting software licenses. For the three months ended April 30, 2025, the cost of maintenance and support decreased $10,000 compared to the prior year period.

Cost of professional fees and licenses – The cost of professional fees and licenses includes the cost of software licenses, the cost of professional services and the cost of audit and coding services. The aggregate cost of professional fees and licenses decreased $79,000 for the three months ended April 30, 2025 compared to the prior year period.

The cost of professional fees includes compensation and benefits for personnel and related expenses. For the three months ended April 30, 2025, professional services costs decreased approximately $46,000 compared to the prior year period. This decrease was driven by a reduction in staff resulting in lower personnel and third-party contractor costs. The costs of professional fees are expected to remain relatively flat throughout the remainder of fiscal year 2025.

The cost of audit services includes compensation and benefits for internal audit services personnel, and related expenses. During the three months ended April 30, 2025, the cost of audit services increased $35,000 compared to the prior year period. The increased expense was the result of higher personnel and related expenses driven by shifting demand for the Company's audit services.

The cost of software licenses for the three months ended April 30, 2025, decreased $68,000 compared to the prior year period due to lower amortization of development costs related to the Company’s coding/CDI product. The Company fully amortized the Coding and CDI software license cost at the end of fiscal year 2024.

Selling, General and Administrative Expense

	Three Months Ended
($ in thousands):	April 30, 2025	April 30, 2024	Change	% Change
General and administrative expenses	$2,065	$2,246	$(181)	(8)%
Sales and marketing expenses	723	946	(223)	(24)%
Total selling, general, and administrative expense	$2,788	$3,192	$(404)	(13)%

General and administrative expenses comprise various costs including compensation and associated benefits, reimbursable travel and entertainment expenses related to our executive and administrative staff, general corporate expenditures, amortization of intangible assets, and occupancy costs. For the three months ended April 30, 2025, general and administrative expenses decreased $181,000 compared to the prior year period. The decrease was primarily driven by lower employee and director compensation and benefits of $143,000, compared to the prior year period.

Sales and marketing expenses primarily encompass compensation, associated benefits, travel and entertainment costs for our sales and marketing personnel. Additionally, sales and marketing expenses include costs from third parties related to advertising, marketing and trade show attendance. For the three months ended April 30, 2025, sales and marketing expenses decreased $223,000 compared to the prior year period. This decrease is primarily the result of reduced headcount related expenses in the amount of $271,000, offset by increased professional services.

Research and Development

	Three Months Ended
($ in thousands):	April 30, 2025	April 30, 2024	Change	% Change
Research and development expenses	$903	$1,111	$(208)	(19)%
Capitalized research and development cost	228	247	(19)	(8)%

Research and development expenses consist primarily of compensation and related benefits and the use of independent contractors for specific near-term development projects. Research and development expenses for the three months ended April 30, 2025 decreased $208,000 compared to the prior year period as a result of reduced headcount related expenses totaling $203,000. The Company continues to focus research and development activities and strategically invest to improve eValuator and RevID, its flagship SaaS solutions.

Capitalized research and development costs for the three months ended April 30, 2025, decreased $19,000 compared to the prior year period.

Other Income (Expense)

	Three Months Ended
($ in thousands):	April 30, 2025	April 30, 2024	Change	% Change
Interest expense	$(543)	$(465)	$(78)	17%
Valuation adjustments	—	(24)	24	(100)%
Miscellaneous income (expense)	(1)	—	(1)	100%
Total other (expense) income	$(544)	$(489)	$(55)	11%

Interest expense consists of interest associated with the term loan, notes payable, and their respective deferred financing costs, less interest related to capitalization of software. For the three months ended April 30, 2025, interest expense increased by $78,000. The increase was primarily attributable to non-cash interest accrued for the notes payable (Refer to Note 5 – Debt).

Valuation adjustments are related to the liabilities associated with the Avelead acquisition (Refer to Note 3 – Business Combination of the unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements”), and the common stock underlying the Warrants (Refer to Note 5 – Debt). For the three months ended April 30, 2025 and 2024, the Company recorded valuation adjustments of $0 and $24,000, respectively. The valuation adjustments are caused by the decrease in the value of the stock to be transferred and that decrease effects the Black Scholes model used for valuing the Warrants.

There was no material miscellaneous income for the three months ended April 30, 2025 and 2024.

Provision for Income Taxes

We recorded an income tax expense of $0 for the three months ended April 30, 2025 and 2024, which is comprised of estimated federal, state and local income tax provisions. The Company has a substantial amount of net operating losses for federal and state income tax purposes. The effective income tax rate on continuing operations of approximately 0% differs from our combined federal and state statutory rate of 24% primarily due to the full valuation allowance the Company currently maintains on its net deferred tax asset.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss for the three months ended April 30, 2025 and 2024 (amounts in thousands). All of the items included in the reconciliation from EBITDA and Adjusted EBITDA to net loss are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess the Company’s comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended
In thousands, except per share data	April 30, 2025	April 30, 2024
Adjusted EBITDA Reconciliation
Net Loss	$(1,645)	$(2,739)
Interest expense	543	465
Depreciation and amortization	875	1,017
EBITDA	$(227)	$(1,257)
Share-based compensation expense	430	499
Non-cash valuation adjustments	—	24
Acquisition-related costs, severance, and transaction-related bonuses	23	31
Adjusted EBITDA	$226	$(703)
Adjusted EBITDA margin (1)	5%	(16)%

(1)	Adjusted EBITDA as a percentage of GAAP net revenue.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective, or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Liquidity, Capital Resources and Going Concern

On May 29, 2025, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course of business, consistent with past practice. Further, outside of certain limited exceptions, we may not take certain actions without Parent’s consent prior to the closing of the Merger, including, among other things, (i) acquiring other businesses and assets in excess of a specified limit, (ii) disposing of our assets, (iii) making investments, (iv) entering into certain contracts, (v) paying dividends, (vi) incurring capital expenditures in excess of a specified limit, (vii) incurring debt, (viii) taking certain actions relating to intellectual property, (ix) amending our organizational documents, (x) issuing additional securities or (xi) repurchasing shares of Company’s common stock. We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements. Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of $950,000 if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement. Moreover, we have incurred, and will continue to incur, significant costs and expenses in connection with the pending transaction. We must pay a material portion of these costs and expenses whether or not the transaction is completed. Payment of any such fees, costs or expenses may require us to use available cash that would have otherwise been available for general corporate purposes or other uses.

The Company’s liquidity is dependent upon numerous factors including: (i) the timing and amount of revenue and collection of contractual amounts from customers, (ii) amounts invested in research and development and capital expenditures, and (iii) the level of operating expenses, all of which can vary significantly from quarter to quarter. The Company’s primary cash requirements include regular payment of payroll and other business expenses, principal and interest payments on debt and capital expenditures, which generally include computer hardware. Operations are funded with cash generated by operations and borrowings under credit facilities. Information concerning the Company’s assessment as a going concern is included in Note 1 – Basis of Presentation in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements.” Cash and cash equivalent balances at April 30, 2025 and January 31, 2025, were approximately $1,449,000 and $2,183,000, respectively.

The Company has liquidity through its Second Amended and Restated Loan Agreement (as amended and modified, the "Second Amended and Restated Loan Agreement") described in more detail in Note 5 – Debt in our unaudited condensed consolidated financial statements included in Part I, Item I, “Financial Statements." Under the Second Amended and Restated Loan Agreement, the Company has a term loan facility with an initial, maximum, principal amount of $10,000,000. Amounts outstanding under the Second Amended and Restated Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 1.5%, with a Prime “floor” rate of 3.25%. The Company executed a Second Modification to Second Amended and Restated Loan Agreement (the “Second Modification”) on November 29, 2022, which amended the covenants under the Second Amended and Restated Loan Agreement expanded the Company’s total borrowing to include a $2,000,000 non-formula revolving line of credit. The revolving line of credit will be co-terminus with the term loan and matures on August 26, 2026. The Company executed the Third Modification and Fourth Modification on February 7, 2024 and April 5, 2024, respectively (collectively, the “Third and Fourth Modifications”). The Third Modification and Fourth Modification reestablished certain customary financial covenants for the Second Amended and Restated Loan Agreement. On November 13, 2024, the Company executed the Fifth Modification (the “Fifth Modification”) to the Loan Agreement which amended certain financial covenants under the Loan Agreement. On March 27, 2025, the Company and certain of its subsidiaries entered into a Sixth Modification and Waiver (the “Sixth Modification”) to the Loan Agreement with Western Alliance Bank. The Sixth Modification waived the Company’s non-compliance with the Maximum Debt to ARR Ratio under the Loan Agreement and amended certain financial covenants. Refer to Note 5 – Debt for information regarding the Second Amended and Restated Loan Agreement, Second Modification, Third Modification and Fourth Modification, Fifth Modification, and Sixth Modification.

The Second Amended and Restated Loan Agreement includes customary financial covenants, including the requirements that the Company achieve certain EBITDA levels and ratios, ARR net leverage ratios, and fixed charge coverage ratios. The Second Amended and Restated Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments, and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including a cross default provision with the Second Amended and Restated Loan Agreement and a change of control default provision. For the period ended April 30, 2025, the Company was in compliance with the covenants under the Second Amended and Restated Loan and Security Agreement. However, the Company's current forecast projects the Company may not be able to maintain compliance with certain of its financial covenants under the Second Amended and Restated Loan Agreement in the future. We have been dependent on sales of our equity securities and debt financing to meet our ongoing cash requirements. There can be no assurances that we would be able to obtain debt or equity financing when needed, on terms acceptable to the Company, or at all, and our failure to raise additional capital in amounts and on terms sufficient to fund our operations could limit our ability to continue operations. Refer to Note 1 – Basis of Presentation for detail regarding the Company’s assessment as a going concern.

Significant cash obligations

(in thousands)	April 30, 2025	January 31, 2025
Term loan (1)	$7,277	$7,709
Notes payable (2)	4,703	4,415
Acquisition earnout liability (3)	377	377
Line of credit (4)	2,000	1,000

(1)

Term loan balance is reported net of unamortized deferred financing costs of $30,000 and $36,000 as of April 30, 2025 and January 31, 2025, respectively, and accrued financing costs payable of $307,000 and $245,000 as of April 30, 2025 and January 31, 2025, respectively. Refer to Note 5 – Debt for additional information. The term loan balance as of April 30, 2025 and January 31, 2025 was bank term debt under the Second Amended and Restated Loan Agreement.

(2)

Refer to Note 5 – Debt for additional information. As of April 30, 2025, the cash obligation is net of discounts on notes payable of $489,000 and deferred financing costs of $91,000. As of January 31, 2025, the cash obligation is net of discounts on notes payable of $573,000 and deferred financing costs of $107,000.

(3)	As of April 30, 2025 and January 31, 2025, the acquisition earnout liability reflects the remaining cash balance. Refer to Note 3 – Business Combination for additional information.

(4)	Refer to Note 5 – Debt for additional information.

Operating cash flow activities

	Three Months Ended
(in thousands)	April 30, 2025	April 30, 2024
Net loss	$(1,645)	$(2,739)
Non-cash adjustments to net loss	1,661	1,795
Cash impact of changes in assets and liabilities	(985)	(255)
Net cash (used in) provided by operating activities	$(969)	$(1,199)

The net cash used in operating activities slightly decreased during the three months ended April 30, 2025, compared to the prior year period. The decrease was primarily due to the timing of invoices, which resulted in higher accounts receivable, as well as a reduction in operating expenses driven by cost-saving measures.

Investing cash flow activities

	Three Months Ended
(in thousands)	April 30, 2025	April 30, 2024
Purchases of property and equipment	$—	$—
Capitalized software development costs	(232)	(232)
Net cash (used in) provided by investing activities	$(232)	$(232)

The cash used in investing activities for the three months ended April 30, 2025 and April 30, 2024, includes capitalized software development costs. The Company expects continued capitalizable projects associated with the Company’s flagship products, and we expect it to remain constant at this rate.

Financing cash flow activities

	Three Months Ended
(in thousands)	April 30, 2025	April 30, 2024
Proceeds from notes payable	—	$4,400
Proceeds from issuance of common stock	—	100
Proceeds from line of credit	1,000	—
Payments for deferred financing costs	—	(16)
Repurchase of common shares to satisfy employee tax withholding	(33)	(67)
Repayment of bank term loan	(500)	(250)
Payments of acquisition earnout liabilities	—	(447)
Repayment of line of credit	—	(1,500)
Net cash (used in) provided by financing activities	$467	$2,220

The cash used in financing activities for the three months ended April 30, 2025 and April 30, 2024, includes principal payments on the term loan related to the Second Amended and Restated Loan Agreement, repayment on the line of credit, payments of acquisition earnout liabilities, and the repurchase of common shares to satisfy employee tax withholding. The cash provided by financing activities for the three months ended April 30, 2025 and April 30, 2024, includes proceeds received in connection with the issuance of the Notes in the Debt Private Placement, which closed in February 2024, and proceeds from a draw on the line of the credit.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(c)) as of April 30, 2025. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2025, due to the material weaknesses described below.

●	As of October 31, 2024, the Company has concluded that its internal controls over financial reporting were, and continue to be ineffective as of April 30, 2025, due to separate material weaknesses arising each from a lack of sufficient segregation of duties in preparing and reviewing certain entries and the precise review of schedules not being performed. The initiation of transactions, the custody of assets, the recording of transactions, and the maintenance of schedules should be performed and reviewed by separate individuals with a level of precision sufficient to detect a material misstatement

●	As of April 30, 2024, the Company concluded our internal control over financial reporting related to our accounting and classification for the warrants issued in connection with the debt private placement in February 2024 was, and continues to be, ineffective as of April 30, 2025. Our internal control over financial reporting did not detect the proper accounting classification of the warrants issued in connection with the debt private placement. The change in the classification impacted initial allocation of proceeds for the transaction, the presentation and recognition of the warrants between equity and liability and the recognition of expenses originally allocated to the warrants

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Item 1A. RISK FACTORS

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 which includes a detailed discussion of the Company’s risk factors. If any of the risks develop into actual events, our business, financial condition, or results of operations could be negatively affected, the market price of our common stock or other securities could decline, and you may lose all or part of your investment.

Except as described below, there have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Risks Related to the Pending Transaction with Mist Holding Co.

We may not complete the pending transaction with Mist Holding Co. within the time frame we anticipate, or at all, which could have a material adverse effect on our business, financial condition, results of operations, and/or stock price.

On May 29, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mist Holding Co., a Delaware corporation and the parent company of Hayes Management Consulting LLC d/b/a MDaudit (“Parent”), and MD BE Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “Merger”).

Consummation of the Merger is subject to certain customary conditions, including, among others: (i) the receipt of the vote in favor of the adoption of the Merger Agreement by the holders of two-thirds of the outstanding Shares entitled to vote thereon at the Company Stockholders Meeting (the “Requisite Company Stockholder Approval”); (ii) no court or governmental authority having enacted any law or order that restrains, enjoins, renders illegal or otherwise prevents the consummation of the Merger; (iii) each parties’ representations and warranties are accurate, subject to customary materiality standards; and (iv) each party shall have performed in all material respects its obligations under the Merger Agreement. Additionally, Parent’s obligation to close is subject to the condition that there has not occurred a Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company since the date of the Merger Agreement.

The Merger Agreement provides for certain termination rights, including, among others, the right of the parties to terminate the Merger Agreement (i) by mutual written consent; (ii) if the Merger has not been consummated as of December 31, 2025 (the “Outside Date”); (iii) if the Requisite Company Stockholder Approval is not obtained; (iv) if there is any final and non-appealable law or order that permanently restrains, enjoins, renders illegal or otherwise permanently prevents the consummation of the Merger; and (v) if the other party breaches its representations, warranties, covenants or agreements and such breach would result in the failure of a closing condition in favor of the other party, in each case, subject to a cure period set forth in the Merger Agreement. In addition, the Company may terminate the Merger Agreement in order for the board of directors of the Company (the “Board”) to cause or permit the Company to enter into an Alternative Acquisition Agreement (as defined in the Merger Agreement) with respect to a Superior Proposal (as defined in the Merger Agreement), and Parent may terminate the Merger Agreement if the Board changes its recommendation in favor of the Merger Agreement.

The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Parent a termination fee of $950,000, including if the Company terminates the Merger Agreement to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal, Parent terminates the Merger Agreement because the Board changes its recommendation in favor of the Merger Agreement, or either party terminates the Merger Agreement because the Merger has not been consummated as of the Outside Date or the Requisite Company Stockholder Approval is not obtained, in each case, at a time that Parent also had a right to terminate the Merger Agreement for the Board changing its recommendation in favor of the Merger Agreement. This termination fee will also be payable by the Company if the Merger Agreement is terminated under certain circumstances and, prior to such termination, an alternative acquisition proposal has been made public (or otherwise become publicly known) or announced to the Company or the Board and has not been withdrawn publicly without qualification at least five business days prior to the Company Stockholders Meeting or prior to the date of termination, and within twelve (12) months after such termination, the Company consummates a transaction contemplated by an alternative acquisition proposal or enters into an Alternative Acquisition Agreement.

If the pending Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks, including to the extent that the current market price of our common stock is positively affected by a market assumption that the Merger will be completed. We could be required to pay Parent a termination fee of $950,000 if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the Merger also may result in negative publicity and negatively affect our relationship with our stockholders, employees, customers, vendors, and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The announcement and pendency of the transaction with Parent could adversely affect our business, financial condition, and/or operating results.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial condition and results of operation. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees and, while the Merger is pending, such existing or prospective employees could experience uncertainty about their future with the Company. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers, vendors, and other business partners. For example, customers, vendors, and other counterparties may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with us, or seeking to change or terminate their existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course of business, consistent with past practice, and subjecting us to a variety of specified limitations absent Parent’s prior consent. Outside certain limited exceptions, these limitations include, among other things, restrictions on our ability to (i) acquire other businesses and assets in excess of a specified limit, (ii) dispose of our assets, (iii) make investments, (iv) enter into certain contracts, (v) pay dividends, (vi) incur capital expenditures in excess of a specified limit, (vii) incur debt, (viii) take certain actions relating to intellectual property, (ix) amend our organizational documents, (x) issue additional securities or (xi) repurchase shares of Company's common stock. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and we may have to forgo certain opportunities we might otherwise pursue, and may as a result materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of $950,000 if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending Merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending Merger. We must pay a substantial portion of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, prospects, financial condition, and results of operations.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.

Lawsuits are often brought against public companies that have entered into merger agreements. Complaints may in the future be filed against us, our board of directors, Parent, Parent’s boards of directors and/or others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims, and we may not be successful in defending against any such future claims. Regardless of the outcome, lawsuits that may be filed against us, our board of directors, Parent, or Parent’s boards of directors could delay or prevent the consummation of the Merger, result in significant costs, and divert the attention of our management and employees from our day-to-day business which could affect our operations and otherwise adversely affect us financially. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the anticipated timeframe, which may adversely affect our business, financial condition or results of operations.

If the Merger occurs, our stockholders will not be able to participate in any further upside to our business.

If the Merger is consummated, our stockholders will receive the right to receive an amount in cash equal to $5.34 per share of common stock of the Company, without interest, and will not receive any equity interests of Parent. As a result, if our business following the Merger performs well, our current stockholders will not receive any additional consideration and will therefore not receive any benefit from any such future performance of our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table sets forth information with respect to our repurchases of common stock during the three months ended April 30, 2025:

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
	Total		as Part of	Yet Be
	Number of		Publicly	Purchased
	Shares	Average	Announced	under the
	Purchased	Price Paid	Plans or	Plans or
	(1)	per Share	Programs	Programs
February 1 - February 28	766	$3.67	—	—
March 1 - March 30	238	3.24	—	—
April 1 - April 30	9,923	2.73	—	—
Total	10,927	$2.81	—	—

(1) Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended April 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended April 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. EXHIBITS

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of May 29, 2025, by and among Streamline Health Solutions, Inc., Mist Holding Co., and MD BE Merger Sub, Inc. (Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K, filed May 29, 2025).
3.1

Certificate of Incorporation of Streamline Health Solutions, Inc. f/k/a LanVision Systems, Inc., as amended through August 19, 2014 (Incorporated by reference from Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed September 15, 2014).

3.2	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed May 24, 2021).
3.3	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed June 8, 2022).
3.4	Certificate of Amendment of Certificate of Incorporation of Streamline Health Solutions, Inc. (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed September 26, 2024).
3.5	Bylaws of Streamline Health Solutions, Inc., as amended and restated through March 28, 2014 (Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed April 3, 2014).
10.1	Sixth Modification to Second Amended and Restated Loan and Security Agreement, dated March 27, 2025, by and between Streamline Health Solutions, Inc. and certain of its subsidiaries party thereto, and Western Alliance Bank (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed March 28, 2025).
10.2	Form of Voting and Support Agreement, dated as of May 29, 2025, by and among Mist Holding Co. and each of the persons set forth on the signature pages thereto (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed May 29, 2025).
10.3	Amended and Restated Master Services and Non-Disclosure Agreement, dated as of May 29, 2025, by and between Streamline Health Solutions, Inc. and 180 Consulting, Inc. (Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K, filed May 29, 2025).
31.1*	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*	Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-28132.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAMLINE HEALTH SOLUTIONS, INC.

DATE: June 16, 2025	By:	/s/ Benjamin L. Stilwill
Benjamin L. Stilwill President and Chief Executive Officer

DATE: June 16, 2025	By:	/s/ Bryant J. Reeves III
Bryant J. Reeves III
Chief Financial Officer